Form 10QSB
period 2000-06-30
ARBOR INC
filed 2000-09-08
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

Commission file number: 000-30516

ARBOR, INC.
--------------------------------------
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0448920 (I.R.S. Employer Identification No.)

28 Lavalencia Garden, N.E.,
Calgary, AB T1Y 6P4
------------------------------------------
(Address of principal executive office) (Zip Code)

(780) 452-2587
----------------------
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX	No -----


BARRY L. FRIEDMAN, P.C
Certified Public Accountant

1582 Tulita Drive
Las Vegas, Nevada 89123

INDEPENDENT AUDITORS' REPORT

Board of Directors July 27, 2000
ARBOR, INC.
Calgary, Alberta, Canada

I have audited the accompanying Balance Sheets of ARBOR, INC. (formerly E-INVESTMENTS, Inc.), (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the periods January 1, 2000, to June 30, 2000, and February 25, 1999 (inception) to December 31, 1999. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these Financial Statements, based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of ARBOR, INC. (formerly E-INVESTMENTS, INC.), (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the results of its operations and cash flows for the periods January 1, 2000, to June 30, 2000, and February 25, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 in the "Notes to the Financial Statements," the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans, in regard to these matters, are also described in Note #5. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant


ARBOR, INC.
(Formerly E Investments, Inc.)
(A Development Stage Company)

Balance Sheet

ASSETS

	June 30, 2000	December 31, 1999
CURRENT ASSETS
Cash	$ 12,556	$ 21,296
TOTAL CURRENT ASSETS	$ 12,556	$ 21,296

OTHER ASSETS	$ 0	$ 0
TOTAL OTHER ASSETS	$ 0	$ 0
TOTAL ASSETS	$ 12,556	$ 21,296

CURRENT LIABILITIES	$ 0	$ 0

TOTAL CURRENT LIABILITIES	$ 0	$ 0

STOCKHOLDERS' EQUITY (Note #4)

Common stock. $0.001 par value
Authorized 25,000,000 shares
Issued and outstanding at
December 31, 1999 - 2,616,000 shares		$ 2,616
June 30, 2000 - 2,616,000 shares	$ 2,616

Additional paid in capital	128,184	128,184

Deficit accumulated during
the development stage	(118,244)	(109,504)

TOTAL STOCKHOLDERS' EQUITY	$ 12,556	$ 21,296

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 12,556	$ 21,296

The accompanying notes are an integral part of these Financial Statement


ARBOR, INC.
(Formerly E Investments, Inc.)
(A Development Stage Company)

STATEMENT OF OPERATIONS

	Jan 1, 2000, to June 30, 2000	Feb. 25, 1999, to Dec. 31, 1999	Feb. 25, 1999 (Inception) to June 30, 2000
INCOME
Revenue	$ 0	$ 0	$ 0

EXPENSES
Accounting Fees	$ 1,000	$ 825	$ 1,825
Bank Charges	40	79	119
Consulting Fees	3,000	26,600	29,600
Directors' Expenses	3,000	0	3,000
Registration Costs	0	13,000	13,000
Travel Expenses	1,700	9,000	10,700
Services	0	60,000	60,000

TOTAL EXPENSES	$ 8,740	$ 109,504	$ 118,244

Net Loss	$(8,740)	$(109,504)	$(118,244)

Net loss per share - Basic	$ (0.0033)	$ (0.4186)	$ (0.4520)

Diluted	$ (0.0022)	$ (0.2716)	$ (0.2933)

Weighted average
number of common shares
outstanding	2,616,000	2,616,000	2,616,000

Assuming average
number of common shares
shares outstanding	4,032,000	4,032,000	4,032,000

The accompanying notes are an integral part of these Financial Statement

ARBOR, INC.
(Formerly E Investments, Inc.)
(A Development Stage Company)

STATEMENT OF CHARGES IN STOCKHOLDERS' EQUITY

	Common	Stock	Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit

April 5, 1999
Issued for services	1,200,000	$ 1,200	$ 58,800

April 5, 1999
Issued for cash	1,416,000	1,416	69,384

Net loss,
February 25, 1999
(Inception) to December 31, 1999				$ (109,504)

Balance,
December 31, 1999	2,616,000	$ 2,616	$ 128,184	$ (109.504)

Net loss,
January 1, 2000 to June 30, 2000
				$ (8,740)
Balance,
June 30, 2000	2,616,000	$ 2,616	$ 128,184	$ (118,244)

The accompanying notes are an integral part of these Financial Statement

ARBOR, INC.
(Formerly E Investments, Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Jan. 1 2000 to June 30, 2000	Feb, 25, 1999 to Dec. 31, 1999	Feb. 25, 1999 (Inception) to June 30, 2000
Cash Flows from
Operating Activities
Net loss	$ (8,740)	$ (109,504)	$ (118,244)

Issuance of common stock for services	0	60,000	60,000

Net Cash Flows from
Operating Activities	$ (8,740)	$ (49,504)	$ (58,244)

Cash Flows from
Investing Activities	$ 0	$ 0	$ 0

Cash Flows from
Financing Activities
Issuing of common
stock for cash	$ 0	$ 70,800	$ 70,800

Net Cash Flows from
Financing Activities	$ 0	$ 70,800	$ 70,800

Net increase in cash	$ (8,740)	$ 21,296	$ 12,556

Cash,
Beginning of period	$ 21,296	$ 0	$ 0

Cash,
End of period	$ 12,556	$ 21,296	$ 12,556


The accompanying notes are an integral part of these Financial Statement

NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 25, 1999, under the laws of the State of Nevada, as E-INVESTMENTS, INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. On December 16, 1999, the Company changed its name to ARBOR, INC.

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The company records income and expenses on the accrual method.

Estimates

The preparation of Financial Statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the Financial Statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

The Company maintains a cash balance in a non-interest-bearing bank, which currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments, with the maturity of three months or less, are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or June 30, 2000.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reporting on Costs of Start-Up Activities

Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed, as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's Financial Statements.


Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per-share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. There are 1,416,000 warrants outstanding. (See Note #4)

Year End

The Company has selected December 31st, as its year-end.

Year 2000 Disclosures

The Y2K issue had no effect on this Company

Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

NOTE #3 - INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2000. The Company's total deferred tax asset, as of December 31, 1999, is as follows:

Net Operation loss carry-forward	$109,504
Valuation allowance	$109,504

Net deferred tax asset	$ 0

The federal net operating loss carry-forward will expire in 2019.

This carry-forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE #4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 25,000,000 shares, with a par value of $0.001 per share.

Preferred Stock

ARBOR, INC. has no preferred stock.


On April 5, 1999, the Company issued 1,200,000 shares of its $0.001 par value common stock for services for $0.05 per share, or a total of $60,000, to its two directors.

On April 5, 1999, the Company completed a public offering that was offered without registration, under the Securities Act of 1933, as amended ("The Act"), in reliance upon the exemption from registration afforded by Sections 4 (2) and 3 (b) of the Securities Act, and Regulation D promulgated thereunder. The Company sold 1,416,000 shares of common stock at a price of $0.05 per share, with warrants attached, for a total amount raised of $70,800.

NOTE #5 - GOING CONCERN

The Company's Financial Statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, this raises substantial doubt about its ability to continue as a going concern. It is management's plan to seek additional capital through expectation of its warrants being exercised when the Company is listed on the OTC.B.B.

NOTE #6 - RELATED PARTY TRANSACTIONS

The company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the Financial Statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE #7 - WARRANTS AND OPTIONS

There are warrants outstanding to acquire additional shares of common stock. These warrants are attached to the shares issued pursuant to the public offering, as described in Note #4, and are convertible to shares, with 1-year restriction, before they become free trading shares. There are 1,416,000 warrants issued, but not exercised. These warrants have an expiration date of April 30, 2001. These warrants are to be exercised at $0.10 per share, when the Company is listed on OTC.B.B.

NOTE #8 - OFFICERS ADVANCES

While the Company is seeking additional capital, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free. As of June 30, 2000, no funds have been advanced.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 08th day of September, 2000.

/s/ Joginder Brar
Joginder Brar, President
September 08, 2000
