Form 10QSB
period 2000-09-30
ARBOR INC
filed 2000-11-13
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------




                       Commission file number: 000-30516

                                  ARBOR, INC.
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Nevada
(State or other jurisdiction of                        88-0448920
 incorporation or organization)            (I.R.S. Employer Identification No.)


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

Yes XX  No -----


                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)

                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                               September 30, 2000
                                December 31, 1999



TABLE OF CONTENTS


                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                   2
ASSETS                                                                         3
LIABILITIES AND STOCKHOLDERS' EQUITY                                           4
STATEMENT OF OPERATIONS                                                        4
STATEMENT OF STOCKHOLDERS' EQUITY                                              5
STATEMENT OF CASH FLOWS                                                        6
NOTES TO FINANCIAL STATEMENTS                                               7-11




                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                              November 1, 2000
ARBOR, INC.
Calgary, Alberta, Canada

     I have audited the accompanying Balance Sheets of ARBOR, INC. (formerly E INVESTMENTS, INC.), (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the periods January 1, 2000, to September 30, 2000, and February 25, 1999, (inception), to December 31, 1999. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these Financial Statements, based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of ARBOR, INC. (formerly E INVESTMENTS, INC.), (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the results of its operations and cash flows for the periods January 1, 2000, to September 30, 2000, and February 25, 1999,
(inception), to December 31, 1999, in conformity with generally accepted accounting principles.

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

__________________________
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, Nevada 89123
(702) 361-8414



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                    ASSETS


                                                   September            December
                                                    30, 2000            31, 1999
CURRENT ASSETS

  Cash                                             $      8,167    $      21,295

         TOTAL CURRENT ASSETS                      $      8,167    $      21,296

OTHER ASSETS                                       $          0    $           0

         TOTAL OTHER ASSETS                        $          0    $           0

TOTAL ASSETS                                       $      8,167    $      21,296


   The accompanying notes are an integral part of these financial statements


                                  ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                         (A Development Stage Company)


                                  BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        September       December
                                                        30, 2000        31, 1999
CURRENT LIABILITIES
         Officer's Advances                            $    1,000     $        0

TOTAL CURRENT LIABILITIES                              $    1,000     $        0

STOCKHOLDERS' EQUITY (Note #4)

         Common stock, $.001 par value
         Authorized 25,000,000 shares
         Issued and outstanding at
         December 31, 1999 - 2,616,000 shs                            $    2,616
         September 30, 2000 - 2,616,000 shs            $    2,616

         Additional paid in capital                       128,184        128,184

         Deficit accumulated during
         the development stage                           -123,633       -109,504


TOTAL STOCKHOLDERS' EQUITY                             $    7,167     $   21,296


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $    8,167     $   21,296


   The accompanying notes are an integral part of these financial statements



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                     Jan. 1,         Feb. 25,      Feb. 25, 1999
                                    2000, to         1999, to       (Inception)
                                    Sep. 30,         Dec. 31,        to Sep. 30,
                                       2000             1999              2000
INCOME
     Revenue                       $           0    $         0    $           0




EXPENSES
     Accounting Fees               $       2,000    $       825    $       2,825
     Bank Charges                             72             79              151
     Consulting Fees                       3,500         26,600           30,100
     Directors' Expense                    3,000              0            3,000
     Legal                                 2,000              0            2,000
     Registration Costs                      707         13,000           13,707
     Telephone                               200              0              200
     Transfer Fees                           650              0              650
     Travel Expense                        2,000          9,000           11,000
     Services                                  0         60,000           60,000


  TOTAL EXPENSES                   $      14,129    $   109,504    $     123,633


Net Loss                           $     -14,129    $  -109,504    $    -123,633


Net loss per share -
 Basic                             $      -.0054    $    -.4186    $      -.4726

 Diluted                           $      -.0035    $    -.2716    $      -.3066

Weighted average
number of common
shares outstanding                     2,616,000      2,616,000        2,616,000

Assuming average
number of diluted
shares outstanding                     4,032,000       4,032,000       4,032,000

   The accompanying notes are an integral part of these financial statements




                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Additional         Accumu-
                       Common Stock                      paid-in           lated
                    Shares            Amount            Capital          Deficit

April 5, 1999
Issued for services       1,200,000  $       1,200  $     58,800

April 5, 1999



Issued for cash           1,416,000          1,416        69,384

Net loss,
February 25, 1999
(Inception) to
December 31, 1999                                                  $    -109,504

Balance,
December 31, 1999         2,616,000   $      2,616  $     128,184  $    -109,504

Net loss,
January 1, 2000
to September 30, 2000                                                    -14,129

Balance,
September 30, 2000        2,616,000  $       2,616  $      128,184  $   -123,633


The accompanying notes are an integral part of these financial statements



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                       Jan. 1,      Feb. 25,       Feb. 25, 1999
                                      2000, to      1999, to         (Inception)
                                      Sep. 30,      Dec. 31,        to Sep. 30,
                                        2000          1999               2000


Cash Flows from
Operating Activities
      Net loss                     $    -14,129    $   -109,504    $    -123,633

      Issuance of common stock
      for services                             0        +60,000          +60,000

Changes in Assets
And Liabilities
      Officer's Advances                  +1,000              0           +1,000

Net Cash Flows from
Operating Activities               $     -13,129    $    -49,504    $    -62,633

Cash flows from
Investing Activities               $           0    $          0    $          0

Cash Flows from
Financing Activities



  Issuance of common
  stock for cash                   $           0    $    +70,800    $    +70,800

Net Cash Flows from
Financing Activities               $           0    $    +70,800    $    +70,800

Net increase in cash               $     -13,129    $    +21,296    $     +8,167

Cash,
Beginning of period                       21,296               0               0

Cash,
End of period                     $        8,167    $     21,296    $      8,167

   The accompanying notes are an integral part of these financial statements



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized February 25, 1999, under the laws of the State of Nevada, as E INVESTMENTS, INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. On December 16, 1999, the Company changed its name to ARBOR, INC.


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

         Cash and Equivalents

     The Company maintains a cash balance in a non-interest-bearing bank, which currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments, with the maturity of three months or less, are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

         Income Taxes

     Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.





                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


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


     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per-share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. There are 1,416,000 warrants outstanding (See Note #4).

          Year End

     The Company has selected December 31st, as its year-end.

          Year 2000 Disclosure

     The Y2K issue had no effect on this Company.

         Policy in Regards to Issuance of Common Stock in a Non-Cash
         Transaction

     The Company's accounting policy for issuing shares in a non- cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE #3 - INCOME TAXES

     There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset, as of December 31, 1999, is as follows:

                 Net operation loss carry-forward               $        109,504
                 Valuation allowance                            $        109,504

                 Net deferred tax asset                         $              0


     The federal net operating loss carry-forward will expire in 2019.

     This carry-forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE #4 - STOCKHOLDERS' EQUITY

         Common Stock

     The authorized common stock of the Company consists of 25,000,000 shares, with a par value of $0.001 per share.

         Preferred Stock

     ARBOR, INC. has no preferred stock.


     On April 5, 1999, the Company issued 1,200,000 shares of its $0.001 par value common stock for services for $$0.05 per share, or a total of $60,000, to its two directors.

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


                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE #5 - GOING CONCERN

     The Company's Financial Statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. This raises substantial doubt about its ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.


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


NOTE #7 - WARRANTS AND OPTIONS

     There are warrants outstanding to acquire additional shares of common stock. These warrants are attached to the shares issued pursuant to the public offering, as described in Note #4, and are convertible to shares, with 1-year restriction, before they become free trading shares. There are 1,416,000 warrants issued, but not exercised. These warrants have an expiration date of April 30, 2001. These warrants are to be exercised at $0.10 per share. For purposes of calculating earnings per share, the warrants have been fully exercised.


NOTE #8 - OFFICERS ADVANCES

     While the Company is seeking additional capital, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free. As of September 30, 2000, $1,000.00 has been advanced.

                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


Note # 9 - Foreign Currency Exchange

     There is no foreign currency exchange transactions. All transactions are done in U.S. dollars through a U.S. Dollar bank account.


To Whom It May Concern:
                                                                November 1, 2000

     The firm of Barry L. Friedman, P.C., Certified Public Accountant consents to the inclusion of their report of November 1, 2000, on the Financial Statements of ARBOR, INC. (formerly E-INVESTMENTS, INC.), as of September 30, 2000, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.



Very truly yours,



___/s/ Barry L. Freidman_______
Barry L. Friedman
Certified Public Accountant