Form 10QSB/A
period 2000-09-30
ARBOR INC
filed 2001-02-13
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

__________________________
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, Nevada 89123
(702) 361-8414



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                    ASSETS


                                                   September               September       December
                                                    30, 2000               30, 1999        31, 1999
CURRENT ASSETS

  Cash                                             $      8,167    $      21,295   $      21,295

         TOTAL CURRENT ASSETS                      $      8,167    $      21,296   $      21,296

OTHER ASSETS                                       $          0    $           0   $           0

         TOTAL OTHER ASSETS                        $          0    $           0   $           0

TOTAL ASSETS                                       $      8,167    $      21,296   $      21,296


   The accompanying notes are an integral part of these financial statements

                                  ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                         (A Development Stage Company)


                                  BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        September   September      December
                                                        30, 2000    30, 1999       31, 1999
CURRENT LIABILITIES
         Officer's Advances                            $    1,000     $        0   $        0

TOTAL CURRENT LIABILITIES                              $    1,000     $        0   $        0

STOCKHOLDERS' EQUITY (Note #4)

         Common stock, $.001 par value
         Authorized 25,000,000 shares
         Issued and outstanding at
         December 31, 1999 - 2,616,000 shs                            $    2,616   $    2,616
         September 30, 2000 - 2,616,000 shs            $    2,616

         Additional paid in capital                       128,184        128,184      128,184

         Deficit accumulated during
         the development stage                           -123,633       -109,504     -109,504


TOTAL STOCKHOLDERS' EQUITY                             $    7,167     $   21,296   $   21,296


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $    8,167     $   21,296   $   21,296


   The accompanying notes are an integral part of these financial statements

                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                            Jul. 1,        Jan. 1,        Jul. 1,       Feb. 25, 1999    Feb. 25, 1999
                                            2000, to       2000, to       1999, to      (Inception)      (Inception)
                                            Sep. 30,       Sep. 30,       Sep. 30,       to Sep. 30,      to Sep. 30,
                                             2000           2000           1999           1999             2000
INCOME
     Revenue                          $        0    $         0      $          0  $        0       $        0

EXPENSES
     Accounting Fees                 $       2,000  $       2,000   $           0   $       82      $      2,825
     Bank Charges                               72             72               0           79               151
     Consulting Fees                         3,500          3,500                       26,600            30,100
     Directors' Expense                      3,000          3,000               0            0             3,000
     Legal                                   2,000          2,000               0            0             2,000
     Registration Costs                        707            707               0       13,000            13,707
     Telephone                                 200            200               0            0               200
     Transfer Fees                             650            650               0            0               650
     Travel Expense                          2,000          2,000               0        9,000            11,000
     Services                                    0              0               0       60,000            60,000


  TOTAL EXPENSES                     $

Net Loss                             $     -14,129   $    -14,129    $          0 $   -109,504    $     -123,633


Net loss per share -
 Basic                               $      -.0054   $     -.0054    $          0 $     -.4186     $      -.4726


Weighted average
number of common
shares outstanding                       2,616,000      2,616,000       2,616,000    2,616,000         2,616,000



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


The accompanying notes are an integral part of these financial statements



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                       Jan. 1,      Feb. 25, 1999   Feb. 25,       Feb. 25, 1999
                                      2000, to      (Inception)     1999, to       (Inception)
                                      Sep. 30,      to Sep. 30,     Dec. 31,        to Sep. 30,
                                        2000        1999            1999               2000


Cash Flows from
Operating Activities
      Net loss                     $    -14,129    $   -109,504     $   -109,504    $    -123,633

      Issuance of common stock
      for services                             0        +60,000          +60,000          +60,000

Changes in Assets
And Liabilities
      Officer's Advances                  +1,000              0                0           +1,000

Net Cash Flows from
Operating Activities               $     -13,129   $    -49,504     $    -49,504    $     -62,633

Cash flows from
Investing Activities               $           0   $          0     $          0    $           0

Cash Flows from
Financing Activities
  Issuance of common
  stock for cash                   $           0   $    +70,800     $    +70,800    $    +70,800

Net Cash Flows from
Financing Activities               $           0   $    +70,800     $    +70,800    $    +70,800

Net increase in cash               $     -13,129   $    +21,296     $    +21,296    $     +8,167

Cash,
Beginning of period                       21,296          0                   0               0

Cash,
End of period                     $        8,167   $     21,296     $     21,296    $      8,167

   The accompanying notes are an integral part of these financial statements

                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000, and December 31, 1999


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized February 25, 1999, under the laws of the State of Nevada, as E INVESTMENTS, INC. The Company's first Director and Incorporator, Thomas C. Rowley, resigned on March 1, 1999, following the appointment of Yarek Bartosz as Director and President. Bartosz
     subsequently resigned on March 10, 1999, following the appointment of Joginder Brar ("Brar"), Jarek Zubik ("Zubik") and Harjit Mand ("Mand") as directors. Brar and Zubik had purchased the company from Bartosz and Rowley for $1,500. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company. On December 16, 1999, the Company changed its name to ARBOR, INC.


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

     Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

The Company's accounting policy for issuing shares in a non-cash Transaction, in accordance with SFAS 123 and EITF 96-18, is to record the issuance of the stock at the fair value of the services received since that amount is more reliably measurable.



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

     Preferred Stock

     ARBOR, INC. has no preferred stock.


     On April 5, 1999, the Company issued 1,200,000 shares of its $0.001 par value common stock to two of its directors for services at $$0.05 per share. The total value of the services rendered was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.

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


NOTE #7 - WARRANTS AND OPTIONS

     There are warrants outstanding to acquire additional shares of common stock. These warrants are attached to the shares issued pursuant to the public offering, as described in Note #4, and are convertible to shares, with 1-year restriction, before they become available for resale under Rule
     144. There are 1,416,000 warrants issued, but not exercised. These warrants have an expiration date of April 30, 2001. These warrants are to be exercised at $0.10 per share.

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



Very truly yours,



___/s/ Barry L. Freidman_______
Barry L. Friedman
Certified Public Accountant

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

This form 10-QSB contains forward-looking statements that may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future periods or performance suggested by these statements.

Results of Operations

We have not generated any revenues as of September 30, 2000. As a result, revenues for the three months ended September 30, 2000 were $0, compared to $0 for the three months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were $0, compared to $0 for the nine months ended September 30, 1999.

Losses from operations for the three months ended September 30, 2000, were $14,129 compared to $0 for the three months ended September 30, 1999. Losses from operations for the nine months ended September 30, 2000 were $14,129 compared to $109,504 for the nine months ended September 30, 1999. Because we are still in the development stage, the majority of our expenses were incurred during our initial formation of the Company and during our initial planning phase. Our expenses tend to be erratic in nature as we wait funding to begin field operations.

Once we receive our funding, our plan of operation is to focus on the manufacturing of fence posts in the Canadian province of Alberta. We plan to sell our product line to distributors who traditionally sell wooden fence posts utilized by government parks, highway departments, ranchers and farmers throughout North America. We plan to implement our manufacturing process in five distinct stages, taking into consideration our ability to fund each stage of production, our cash flow and the subsequent need to raise cash. We have already secured financing for the pre-production study and listing costs and have secured verbal commitments from existing shareholders for Stage 1 cash requirements once they exercise their warrants. Based on our current production schedule and the availability of raw material timber in the Alberta area, revenues generated from operations during our initial two years of field operation should be sufficient to fund stages two through five.

Liquidity and Capital Resources

As of September 30, 2000, we have relied solely on the proceeds from the private sale of our Common Stock as of April 5, 1999. This will be sufficient to meet our liquidity requirement for pre-production study, listing costs, prospectus, consulting, attorney and accounting fees, research and all other expenses we may accrue during this period. The additional funds needed to meet our requirement for initial start up costs, equipment purchases and Stage 1 funding should be provided by proceeds from our warrants being exercised. This could generate $141,600 in additional funding. Thereafter, we will be able to cover all necessary costs from revenues generated by ongoing operations.

We believe, and our auditor concurs, that there is substantial doubt about our ability to continue as a going concern. Therefore, unless we receive additional capital, we will not be able to implement our business plan and will have to close down our business. Notwithstanding the foregoing, our existing shareholders have verbally committed to exercise their warrants once we are a fully reporting, publicly traded company. In the event the warrants are exercised, this would give us the necessary additional capital to continue. If our existing shareholders do not exercise their warrants, and if we were unable to secure financing from any other source, we would be forced to close down. If this were to occur, any prior investment into our company would be worthless.

As of September 30, 2000, we had raised $70,800. These funds have been allocated for production studies, listing costs, prospectus, consulting fees, attorneys, accounting and all other expenses including telephone and travel. We believe that $70,800 is sufficient to proceed with our initial plans and there is no immediate need to further dilute existing shareholders by raising additional funds at this time in part due to the issuance of warrants to our shareholders who in turn have verbally committed to exercising those warrants once we become a fully reporting, publicly traded company. This will result in additional funds of $141,600 coming into our treasury. Our current cash requirement to implement production and begin Stage 1 is $97,902. Once production is initiated, we will have a cash reserve of $43,698 in our field operating account.

The total assets of the Company at September 30, 2000 were $8,167 compared to $21,296 at December 31, 1999. The current assets at September 30, 2000 were $8,167 compared to current assets of $21,296 at December 31, 1999. We had $8,167 in cash assets on September 30, 2000. Of the current assets, we had no receivables, no inventory and no prepaid expenses. The decrease in the assets to September 30, 2000 was made up exclusively of a decrease in our cash account. Current liabilities of the Company at September 30, 2000 were $1,000 and long-term liabilities were $0. These amounts were more than the current liabilities of $0 and long-term liabilities of $0 at December 31, 1999.

To recap, in order to begin field operations, we have to receive the additional $97,902 from the execution of warrants by our existing shareholders. In the event the warrants are not exercised, we will have to obtain funding from another source. Failure to do so would have a material adverse effect on us.


SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ARBOR, INC.

Dated:  February 13, 2001

By: /s/
Joginder Brar
President