Form 10QSB/A
period 2000-09-30
ARBOR INC
filed 2001-02-26
CIK 7059

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

__________________________
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, Nevada 89123
(702) 361-8414



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                    ASSETS


                                                   September               September       December
                                                    30, 2000               30, 1999        31, 1999
                                                                           (Uaudited)
CURRENT ASSETS

  Cash                                             $      8,167    $      21,295   $      21,295

         TOTAL CURRENT ASSETS                      $      8,167    $      21,296   $      21,296

OTHER ASSETS                                       $          0    $           0   $           0

         TOTAL OTHER ASSETS                        $          0    $           0   $           0

TOTAL ASSETS                                       $      8,167    $      21,296   $      21,296


   The accompanying notes are an integral part of these financial statements

                                  ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                         (A Development Stage Company)


                                  BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        September   September      December
                                                        30, 2000    30, 1999       31, 1999
                                                                   (Unaudited)
CURRENT LIABILITIES
         Officer's Advances                            $    1,000     $        0   $        0

TOTAL CURRENT LIABILITIES                              $    1,000     $        0   $        0

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


   The accompanying notes are an integral part of these financial statements

                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                            Jul. 1,        Jan. 1,        Jul. 1,       Feb. 25, 1999    Feb. 25, 1999
                                            2000, to       2000, to       1999, to      (Inception)      (Inception)
                                            Sep. 30,       Sep. 30,       Sep. 30,       to Sep. 30,      to Sep. 30,
                                             2000           2000           1999           1999             2000
                                           (Unaudited)                    (Unaudited)     (Unaudited)
INCOME
     Revenue                          $        0    $         0      $          0  $        0       $        0

EXPENSES
     Accounting Fees                 $       2,000  $       2,000   $           0   $       82      $      2,825
     Bank Charges                               72             72               0           79               151
     Consulting Fees                         3,500          3,500                       26,600            30,100
     Directors' Expense                      3,000          3,000               0            0             3,000
     Legal                                   2,000          2,000               0            0             2,000
     Registration Costs                        707            707               0       13,000            13,707
     Telephone                                 200            200               0            0               200
     Transfer Fees                             650            650               0            0               650
     Travel Expense                          2,000          2,000               0        9,000            11,000
     Services                                    0              0               0       60,000            60,000


  TOTAL EXPENSES                     $

Net Loss                             $     -14,129   $    -14,129    $          0 $   -109,504    $     -123,633


Net loss per share -
 Basic                               $      -.0054   $     -.0054    $          0 $     -.4186     $      -.4726


Weighted average
number of common
shares outstanding                       2,616,000      2,616,000       2,616,000    2,616,000         2,616,000



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


The accompanying notes are an integral part of these financial statements



                                   ARBOR, INC.
                         (Formerly E INVESTMENTS, INC.)
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                       Jan. 1,      Feb. 25, 1999   Feb. 25,       Feb. 25, 1999
                                      2000, to      (Inception)     1999, to       (Inception)
                                      Sep. 30,      to Sep. 30,     Dec. 31,        to Sep. 30,
                                        2000        1999            1999               2000
                                                    (Unaudited)


Cash Flows from
Operating Activities
      Net loss                     $    -14,129    $   -109,504     $   -109,504    $    -123,633

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

Interim Reporting

The unaudited portion of the financial statements as of September 30, 2000 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.


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