Form 10-K
period 2000-12-31
ARBOR INC
filed 2001-03-22
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the year ended December 31, 2000

                        Commission File Number 000-30516

                                  Arbor, Inc.
            -------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                               Nevada 88-0448920
                   ----------------------- -----------------
         (State of Incorporation) (I.R.S. Employer Identification No.)

                28 Lavalencia Garden, N.E., Calgary, AB T1Y 6P4
             -----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (780) 452-2587
                               ------------------
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes X    No
                                     -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                                     Yes X    No
                                     -----
The  issuer's  had no revenues for the year ended December 31, 2000.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000, based on the average of the closing bid and asked prices of one share of the Common Stock of the Company, as reported on December 31, 2000 was $0.

As of March 20, 2001, the Registrant had outstanding 2,616,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                           Page

Part I

1.   Description of Business                                         3

2.   Description of Property                                        15

3.   Legal Proceedings                                              15

4.   Submission of Matters to a Vote of Security Holders            15
Part II

5.   Market for Common Equity and Related Stockholder Matters       15

6.   Management's Discussion and Analysis and Plan of Operation     17

7.   Financial Statements                                           21

8.   Changes in and Disagreements with Accountants                  29
on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control           29
Persons; Compliance with Section 16(a) of the Exchange Act
10.  Executive Compensation                                         31

11.  Security Ownership of Certain Beneficial Owners and Management 32

12.  Certain Relationships and Related Transactions                 34

13.  Exhibits and Reports on Form 8-K                               34

Signatures                                                          34

PART 1

ITEM  1.     DESCRIPTION  OF  BUSINESS

Forward-looking Statements

     Certain statements made in this report are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Arbor, Inc., a Nevada corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements the forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, and of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements made in this Report, inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. In summary, forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict.

Business Development

     Arbor, Inc. (the "Company") was incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999, and will be engaged in the business of manufacturing, selling and distributing fence posts to be used by government parks, highway departments, ranchers and farmers throughout North America. We currently have no operations as the production process will begin approximately two months following our successful listing as a public company on the Over the Counter Bulletin Board ("OTCBB").

     The Company's initial purpose for incorporation was to formally structure a company that would eventually be transferred to its current management. The company was formed by an entity that specializes in organizing new corporations in the state of Nevada. The initial authorized common stock of the Company was 25,000,000 shares.

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

     With the new Board of Directors in place, our purpose for incorporation became the manufacturing of fence posts to be used by government parks, highway departments, ranchers and farmers.

     On March 10, 1999, we initially agreed to issue Brar and Zubic 1,500,000 shares each of our $0.001 par value common stock for services. The total value of the services rendered was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties rendered to us during our formation and initial organization. The amount of shares to be issued to Brar and Zubic were subsequently reduced to 600,000 restricted shares each in order to satisfy the requirements of individual investors contemplating an investment in our company. On March 10, 1999, we issued a Private Placement Memorandum, promulgated under Rule 504 of Regulation D ("504"), in order to raise an initial $100,000 by offering 2,000,000 shares at $.05 each. In addition, the board elected to issue a $.10 warrant to be attached to each share convertible to restricted shares of the Company's common stock. The underlying common shares are not freely tradable.

     The Board of Directors called a special meeting on March 18, 1999, during which they accepted the first $19,000 of the 504 proceeds and authorized the subsequent issuance of 380,000 shares in consideration thereof.

     On April 5, 1999, the Board of Directors called a second special meeting. The board acknowledged the receipt of $70,800 in total proceeds to date from the 504, and authorized the subsequent total issue (including the original authorized issuance of 380,000 shares on March 18, 1999) of 1,416,000 shares in consideration thereof.

     In summary, we sold 1,416,000 shares under the Private Placement Memorandum for which we received total proceeds of $70,800. In addition, Brar and Zubik were issued 1,200,000 restricted shares for services rendered. This brought our total issued and outstanding shares to 2,616,000.

     Further, we submitted our initial Form D to the Securities and Exchange Commission ("SEC") on April 5, 1999, reflecting total sales of $25,000 at the time the initial filing was prepared. Subsequent to the initial filing, we received the balance of $45,800, bringing our total raised to $70,800. We are currently in the process of filing our amended Form D to reflect the total sales of $70,800.

     The Board of Directors held its first regular board meeting on April 11, 1999.

     Subsequent to that meeting, the Board of Directors held three additional special meetings on May 28, 1999, July 9, 1999 and September 6, 1999, during which business and financial consultants were retained by the Company, resulting in rapid development of the Company's business plan and initiation of several required government filings, including this 10SB12G. In early December, Leo Moisio, an expert in the wood industry joined the Company as Vice-President in charge of Production.

     On December 16, 1999, we changed our name to Arbor, Inc.

     We are scheduled to begin field operations approximately two months following our successful listing as a public company on the OTCBB.

Business of Issuer

     We will be in the business of manufacturing, selling and distributing fence posts throughout North America. Our principal product will be the wooden fence post, used primarily by government parks, highway departments, ranchers and farmers. After contacting many fence post distributors, farmers and ranchers, and then tabulating that data, we have concluded that there is a solid demand for wooden fence posts, especially for the purpose of confining and restricting the movement of both domestic and wild animals. According to international wood fencing distributors in the Alberta and Saskatchewan provinces, a demand is being created for fencing to separate the farming from the ranching operations, due in part to the current trend of farmers branching out into livestock management in the local Alberta region.

     Large sawmills can provide timber at greatly reduced rates by providing what they consider "waste material" that is quite often discarded by burning or burying. The timber they destroy, which is comprised of the top 20 to 30 feet of a tree, are perfect for the production of 3" to 4" posts. The Company will set up field operations directly in the forest where the sawmills are located, thereby reducing transportation costs by processing directly on site. Finished products will then be shipped directly to buyers.

     In addition, forests which primarily contain raw material timber for the small posts are the most plentiful types. Our operation requires small diameter timber, while the sawmill is looking to purchase large diameter timber and is not interested in forests with small diameter timber.

     We have contacted several real estate agencies and have located several forest properties for sale at prices ranging from $250 to $350 per acre for approximately 1500 acres. One acre will produce 60 to 90 cubic meters of timber out of which 30% will be large diameter timber sawmill grade and 70% will be suitable material for our operations. We have also contacted the government and there are several properties available for timber harvest from the government owned land on a lease basis. This exercise was done to evaluate the most economical method for production available utilizing the different sources of raw material timber supply.

     Our Board of Directors have decided that for the first 12-24 months, the most suitable operation for the company will be to purchase the treetops from sawmills as this type of operation is the most economical and also the most simple operation for a company like ours that is just beginning its field operations.

     When the company gains experience and develops a strong fiscal foundation, then we will be extending our operations to harvesting the forests, either from private forests which we will be purchasing or from leased government forests. While the ultimate production costs are about the same on private land as utilizing leased government land, the administrative process is far less cumbersome on private land. Furthermore, on government land we will have to pay for reforestation and timber dues as compared to private land where we will have the one time expense of the purchase price. After we have completed harvesting on private land we can reforest the land and keep it in our inventory as an asset with future forest to be harvested or sold as grazing land to a rancher for approximately 50% of the original cost.

     Initially we will rely solely on large sawmills, including Vanderwell Sawmill in Slave Lake, Alberta to provide the raw material timber for our manufacturing operation during the first 3 stages of our operations. In addition, other sawmills in Alberta, including MillWestern in Atabaska and Bluerich Lumber have expressed interest to sell us their treetops, and we will be using them for our stage 4 and 5 operations.

     In the event the sawmills cannot supply the necessary raw material treetops in the future, we will set up operating facilities on leased government land to manufacture and finish our product line. We will obtain all the necessary permits and other permission from the government in order to be able to harvest on government owned land.

     Logging operations are normally conducted by the logging company hired to do actual cutting, which is priced out at $11 per cubic meter of material removed from the property. We will need to obtain a commercial timber permit to work on government owned land. All of the permits are governed by the Canadian Forest Act, Operating Ground Rules, Timber Harvest Planning and the Commercial Timber Permit Section 22 of the Forest Act and Section 37-41 of those regulations authorizing a person to cut down timber. The cost of complying with government regulations are primarily reforestation costs of $8.62 per cubic meter and timber dues at $0.18 to $0.98 per cubic meter paid directly to the government for each cubic meter removed from the land. The permitting process will take approximately 30 days.

     Nonetheless, we will continue to purchase our own material treetops directly from the large sawmills until it becomes economically feasible for us to begin our own logging operations.

The Production Process

     The production process will begin approximately two months following our successful listing as a public company on the OTCBB and is made up of six distinctive parts, beginning with Pre-Production and continuing through five stages that encompass a period of two years. During the initial two years of operations, we will purchase raw materials directly from the large sawmills in the Slave Lake region. We will obtain all the necessary permits to be able to harvest in the event for any reason we would be unable to purchase our raw materials from the sawmills. Because we will not initially be harvesting timber, the permit process will be minimal and will be in place prior to our beginning field operations. Once we are ready to begin harvesting, any additional permitting processes will take approximately 30 days.

     At this time we do not have any written agreements with area sawmills. However, we do have verbal understandings with several sawmills and distributors for supplying us with raw materials and purchasing our finished product. Specifically, we have an understanding with Greentree Fencing Supplies and Sunpine Forest Products. Greentree has told us that their expanding markets would consume an influx of well into six figures of an acceptable product. Quantities are of course subject to quality. To that extent, they have supplied us with price lists. Sunpine has stated that we are to notify them once we are in production and at that time they will submit their initial orders. We have chosen not to enter into any written agreements at this time because of certain inherit obligations, including our ability to deliver finish goods to Greentree and Sunpine on a timely basis, (the failure of which would result in us losing them as a buyer of our product line); that would exist until such time as we have secured the necessary financing to fulfill those obligations. At this time, our budget calls for approximately $95,000 in order to begin production. While the availability of raw material and the subsequent purchase of the finished product cannot be guaranteed until we enter into the aforementioned written agreements, there is no indication that we can determine which would prohibit us from entering into favorable written agreements once our financing is secured. In the event that the sawmills would cease operation and therefore not be in a position to supply us with the necessary raw materials, we would then utilize other methods for acquiring raw materials, including obtaining raw materials from government or private forests, and, in the unlikely event that the market for fence posts collapses, this could have an adverse effect on us that could result in reduced operating profits and, in a worse case scenario, make it very difficult for us to stay in business under our current business model.

     Logging permits are usually obtained by the logging company hired to do the actual cutting. We will need to obtain a commercial timber permit to work on government owned land. All permits issued are covered by the Alberta Timber Harvest Planning and Operating Ground Rules and Section's 22 and 37-41 of the Alberta Environmental Protection Forest Act

     The key factors in the physical production process are the equipment and the skill of the loader operators, post peeler operators and cutters. Each wooden fence post is made the same way. Initially, the wood will be acquired from sawmills. At this point the logs have been cut to eight-foot lengths with different diameters, the most common being 3" to 4" and 5" to 6". The "poles" are then placed on the post peeler, which acts like an electric sharpener, and the fence post takes its final shape. Once completed, the posts are put on a stacker. When the stacker is full, it is tied and a loader moves the stacker aside, replacing it with an empty stacker. The loaders then move the tied posts to the loading area, where the posts are loaded on a truck for delivery to the buyers.

     The first 12 months of production, which will encompass Stage's 1, 2 and 3, will be set up in the forest in and around Slave Lake, Alberta, where we will be purchasing wood (tree tops) from Vanderwell, LTD, a large sawmill in the area. They inform us that they can provide approximately 25,000 cubic meters per year at a cost to us of $5.59 per cubic meter. Our initial requirement will be 1080 cubic meters per month per one post peeler. The initial amount of wood available to us will be enough to support two post peelers for 12 months and beyond. During our pre-production phase we will be finalizing a contract with Vanderwell to supply the raw material timber. We will not need to work on government land initially, as we will be operating at the sawmill site. Therefore, there will be no need to obtain any permits or other permission from the government except workman's compensation insurance, employment insurance and Canadian Pension Plan.

     During the pre-production phase, we will be acquiring our initial equipment, including the post peeler, jenset, loader and chainsaws. During the initial set-up, we will need to finalize our agreements with the buyers of our finished product, the sawmills that supply the treetops; create a production yard, hire electricians on a temporary basis to connect the post peeler to the jenset and to connect lights in the yard, hire our labor force and set up our field office. We will also need to arrange agreements with the government concerning workman compensation insurance, employment insurance, Canadian pension plan and obtain equipment insurance, set up accounting policies, fuel supply, and spare parts supplies for our equipment. We will also need to arrange for the removal of the chips and sawdust from our yard, which is usually sold to paper mills equal to the cost of transporting it, and make arrangements with mechanics and electricians on an as needed basis in case of equipment failure.

Stage 1 of the Production Process will involve the use of one post peeler that will produce 56,160 fence posts per month. There are a number of factors that will determine the exact amount of fence posts that can be produced, including weather, equipment down time and labor down time. One hour of continuous production at 50% capacity during Stage 1 will produce 240 3" to 4" by 8' fence posts. At 9 hours per day, 26 days per month, the Company can produce 56,160 fence posts per month, allowing for normal delays and unforeseen stoppages. In determining monthly production at all stages, we have discounted 50% of the operating time and assigned 25% down time for labor, 20% down time for equipment repair and 5% down time for extreme weather. Revenue, operating and profits figures are calculated on 50% down time or 56,160 3"-4"x8' fence posts per month.

     The labor need during Stage 1 is one supervisor, who also serves as a loader operator, two post peeler operators, one general helper and three dedicated cutters. We will need to acquire 41.5 cubic meters of wood per day and provide fuel for the post peeler and jenset, loader and chainsaws. In addition, we will need to maintain the equipment, clean up the yard and arrange transportation of the finished product to the buyer. It takes eight hours to load, transport the product and unload at buyer location. Each load can hold approximately 3400 3"-4"x8' fence posts. It will take a minimum of 17 loads per month to transport the finished goods to the buyer.

     In order to increase production during Stage 2, we will need to acquire additional equipment and expand our crew. We will acquire an additional post peeler, loader, jenset and several chainsaws. We will need to provide fuel and transportation.

     Stage 2 of the Production Process will involve the use of two post peelers that will produce 112,320 3"-4"x8' fence posts per month. One hour of continuous production at 50% capacity during Stage 2 will produce 480 3" to 4" by 8 fence posts. At 9 hours per day, 26 days per month, we can produce 112,320 posts per month.

     The basic labor needed during Stage 2 is one supervisor, who also serves as a loader operator, one additional loader operator, four post peeler operators, 2 general helper cutter and six dedicated cutters. We will need to acquire 83 cubic meters of wood per day. It will take a minimum of 34 loads per month to transport the finished goods to the buyer.

     Stage 3 of the Production Process will involve the use of two post peelers that will produce 112,320 fence posts per month. One hour of continuous production at 50% capacity during Stage 3 will produce 480 3" -4" x 8' fence posts. At 9 hours per day, 26 days per month, we can produce 112,320 3"- 4"x8' fence posts per month.

     The labor need during Stage 3 is one supervisor, who also serves as a loader operator, one additional loader operator, four post peeler operators and one general helper. We will need 83 cubic meters of wood per day. It will take a minimum of 34 loads per month to transport the finished goods to the buyer.

     The onset of Stage 4, will see a dramatic increase in our production capabilities. We will acquire an additional 20 chainsaws, 2 post peelers, 2 loaders and 2 jensets. These additions of new equipment will double the production output.

     Stage 4 of the Production Process will involve the use of four post peelers that will produce 224,640 fence posts per month. One hour of continuous production at 50% capacity during Stage 4 will produce 1920 3" to 4" by 8 fence posts. At 9 hours per day, 26 days per month, we can produce 224,640 3"- 4"x8' fence posts per month.

     The labor need during Stage 4 is one supervisor, four loader operators, eight post peeler operators, 4 general helper cutters and twelve dedicated cutters. We will need to acquire 166 cubic meters of wood per day. It will take a minimum of 68 loads per month to transport the finished goods to the buyer.

     Stage 5 production will involve the use of four post peelers that will produce 224,640 fence posts per month. One hour of continuous production at 100% capacity during Stage 5 will produce 1920 3" to 4" by 8 fence posts. At 9 hours per day, 26 days per month, we can produce 224,640 posts per month.

     The labor need during Stage 5 is one supervisor, four additional loader operators, eight post peeler operators and 4 general helpers. We will need 166 cubic meters of wood per day. It will take a minimum of 68 loads per month to transport the finished goods to the buyer.

Marketing Strategy

     Our marketing strategy is to build a solid base initially with major wholesalers who have existing distribution channels and a significant customer base in place in Canada. Once that market is secured, we will focus on supplying our product line to large distributors in the U.S. who distribute to State Parks, Highway Departments, Ranchers and Farmers.

     To penetrate these markets, we will rely on several marketing techniques including direct executive sales, direct mail, repeat business from satisfied customers, advertising and promotion and industry specific public relations.

     During our first twelve months of field operations, we will sell all of our fence products to Green Tree Fencing Supplies Ltd. in Prince Albert, Saskatchewan. They are an established major wholesaler with a selling history of more then 20 years and a volume of more then 5,000,000 fence post per year. After we establish a strong base and relationship with Green Tree and other wholesalers in the future, we will try to expand to U.S. markets when and if market conditions permit. However, we have to be cautious with expansion to the U.S. market because Green Tree and others in our area also have a strong base in the U.S. If we decide to market our product line in the U.S., we would become direct competitors rather than a supplier to those companies.

     At present, we do not have any written agreements with Green Tree. However, we have had several discussions with Green Tree and they have indicated to us that they would be interested in purchasing our production output providing that we meet their quality standards. All other details, including pricing arrangements, will be made once we enter into a formal written agreement. It should also be noted that we have been in discussions with Green Tree since our inception and that the only item prohibiting us from entering into a written agreement is our ability to secure the necessary financing.

Sales Strategy

     The Company's sales and marketing are conducted through its Calgary, Alberta headquarters.

     The business of the Company is straightforward: the manufacturing and distribution of wooden fence posts. The Company's sales strategy is also straightforward: build a solid, consistent product that is delivered as ordered and on time. As government regulations and the demand for wooden fence posts fluctuate, it is important that the Company build a reputation as a steady supplier of wooden fence posts. Personal relationships play a key role as trust is developed between buyer and seller. The Company will build on its relationship with these key buyers as it implements its marketing strategy to steadily increase its sales.

Distribution Methods for Products and Services

     The Company's product line is distributed by truck directly from the in-field forest location to the buyer. Each truckload can carry approximately 3400 3"-4"x8' finished fence posts.

     During our first year of operations, we will be selling all of the fence posts to Green Tree Fencing Supplies LTD. Their prices will be free on board ("F.O.B.") our yard, Slave Lake, Alberta. Initially, we will not have the need for trucks as Green Tree will utilize their own trucks to pick up the finished product at our location. However, in the event we develop markets elsewhere, we will contract trucks as needed. We have already contacted several trucking companies in the area, with all providing approximately the same estimates averaging $59 per hour. However, we have no plans at the present time to lease or purchase trucks.

Growth Strategy

     We plan to commence production approximately two months following our successful listing as a public company on the OTCBB with one post peeler and production in excess of 56,000 3"-4" x 8 fence posts per month during the first stage of the operation. After two years, we plan to have 4 post peelers on the production line. As we add post peelers to our operation, our gross revenues will increase while our operating expenses will begin to level off, resulting in steady growth.

     The initial growth strategy for the Company calls for five stages of development during the first two years of operation. Stage 1 of the Production Process will involve the use of one post peeler that will produce 56,160 3"-4"x8' fence posts per month.

     In order to increase production during Stage 2, the Company will need to acquire additional equipment and expand its crew. Stage 2 of the Production Process will involve the use of two post peelers that will produce 112,320 3"-4"x8' fence posts per month.

     Stage 3 of the Production Process will involve the use of two post peelers that will produce 112,320 3"-4"x8' fence posts per month. The onset of Stage 4 will see a dramatic increase in the Company's production capabilities. Stage 4 of the Production Process will involve the use of four post peelers that will produce 224,640 3"-4"x8' fence posts per month.

     Stage 5 production will involve the use of four post peelers that will produce 224,640 3"-4"x8' fence posts per month.

     Once we completes our initial growth strategy, we will concentrate on expanding our distribution capabilities through the leasing of government lands and eventually the purchase of private forests. This will allow us to sell all of the timber harvested, thereby greatly enhancing the total revenue and ultimate profitability of the Company. On each tree that is logged, seventy per cent is used for fencing while the remaining thirty per cent is used for high grade saw mill product. Once we are harvesting our own trees, we will be able to sell the thirty per cent high-grade portion of each tree.

New Products and Services

     The process of manufacturing wooden fence posts has remained the same for quite some time. However, the source of the basic wood product from suppliers such as sawmills could change in the future as foreign mills begin to outsource their product internationally.

Competitive Business Conditions

     Competition in the Company's market segment is primarily based on price and quality, and to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service.

     The Company competes in North American lumber markets, primarily with other companies in the United States, Canada and Europe. Many of the Company's competitors have substantially greater financial and operating resources than the Company. In addition, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products.

     Initially, by supplying our product to major wholesalers, the Company will have no direct competition since the "competition" is also the buyer of our product. Because we are supplying our product at a discounted rate, it is more feasible for the wholesaler to purchase directly from us rather than bear the cost of production themselves. Once the Company develops and markets its product line and has achieved financial stability, the possibility will exist to sell the product directly to the United States, thereby limiting the need for resellers of the product.

     During our initial twelve months of field operations, we plan to sell all of our fence products to Green Tree. As stated earlier, Green Tree is well established with a large selling base in the U.S. with more then 20 years selling experience and volume in excess of 5,000,000 fence posts per year. When we develop our own market in the U.S., we will have to make sure that our markets in the US are large and on a solid basis, as our potential Canadian wholesalers most likely will not renew any purchase orders in place that we may have at that time once they realize we are competing directly with them in the U.S..

Sources and Availability of Raw Materials

     The primary source of raw material for next 2 years for our product line are primarily private-sawmill treetops. In the past, sawmills have traditionally discarded treetops as waste. However, these treetops make good quality fence posts. By acquiring the treetops from the sawmills, we preclude having to lease government lands for logging. At the same time we save the sawmill the step of having to discard the treetop. As an alternative source of raw materials, we can lease government owned forestland. At the present time we have no leases or purchases of privately owned or government land. We have discussed in principle with several sawmill operations the opportunity to purchase their tree top with positive results, and have verbal assurances from them that they will be signing contracts with us as soon as we are ready to commence production.

Customer Dependence

     We will rely on two companies, Greentree Fencing Supply in Sakatchwan and Sunpine Forest Products in Alberta, for the majority of our initial sales during the first two years. As we grow, we will become less dependent on any one company.

     During our first year, we currently plan to sell all of our production to Green Tree. Once we exceed Green Tree's ability to handle our production output, which we expect to occur after the first year, we plan to begin selling our excess production to Sunpine. As with Green Tree, we have had extensive discussions with Sunpine since our inception.

Intellectual Properties

     The  Company's   production   process  does  not  currently   rely  on  any
intellectual properties. The Company utilizes existing equipment that it purchases in the marketplace.

Government Approval of Products and Services

     We will have to comply with all of the Forest Act Environmental Laws as we fully implement our business model. The exact compliance issues, including logging, road building, fire hazards, fuel handling and reforestation, will depend upon our exact activities at any given time.

     In addition, to the extent that we might become directly involved in logging at some point in the future, we will be required to abide by reforestation guidelines established by the Canadian government at the time we would commence logging operations. We would need a commercial timber permit to work on government owned land. All the permits are governed by Forest Act, Operating Ground Rules, Timber Harvest Planning Commercial timber permit Section 22 of the Forest Act and Section 37-41 of those regulations authorizing a person to cut crown timber. However, at the present time we have no plans to be involved in logging, as we will be purchasing our raw material timber directly from the sawmill.

Effects of Government Regulations on Business

     The  Cost  of  complying   with   government   regulations   is  primarily
reforestation costs at $8.62 per cubic meter and timber dues at $0.18 to $0.98 cubic meter paid directly to government for each cubic meter removed from the land.

Research and Development

     The Company has not been involved in any direct research and development activities. During the normal course of business, the Company may develop new or improved log cutting, production or transportation methods.

Compliance with Environmental Laws

     Currently the Company will be conducting its operations solely in Canada. The activities of the Company are subject to various Canadian environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water, establish standards for the treatment, storage and disposal of solid and hazardous waste, and govern the discharge of runoff storm water and wastewater. The Company is and will remain in compliance with such laws and regulations.

During our first 12 months of field operations, we will be regulated by our pending agreement with the sawmill for using approximately two acres of adjacent forestland. Our cost for clean up of the yard will run approximately $1340 per month. The clean up activities include disposal of wood chips, sawdust and any other materials that have to be removed from the work area. If and when we decide to run operations on government forestland, we will have to comply with Forest Act environmental laws. At present, the cost of reforestation is $8.62 per cubic meter, paid directly to the government for each cubic meter of forest removed from their land. Timber dues run from $0.18-$0.98 per cubic meter. The exact costs depend on the forest location and type of timber harvested.

Employees

     The Company will begin its operation with seven full time employees. As the Company progresses through the different stages of its production process, the number of full time employees will increase to 29 in stage 4.

ITEM  2.     DESCRIPTION  OF  PROPERTY

Principal Offices

     Our principal offices are located at 28 Lavalencia Garden, N.E. Calgary, AB. T1Y 6P4. Our current office space of approximately 200 square feet is provided to us at no charge by our President. Once we begin field operations, we will establish a small office for administrative tasks.

Field Offices

     The field operations will be situated in Northern Alberta (Edmonton area). The exact location of these field offices will vary depending upon where ongoing operations are being conducted. Our initial field office will be at the sawmill site in Alberta. The exact size and cost has not yet been determined.

ITEM  3.     LEGAL  PROCEEDINGS

The  Company  had  no  legal  proceedings  in  2000  and  none  are  pending.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a shareholder vote during the fourth quarter of the 2000 fiscal year.

PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS  MATTERS.

General

     There has not been a public trading market for the Company's common stock since the Company's inception, nor is there any assurance that a trading market for the common stock will be established in the future. The Company has applied to be traded on the Over The Counter Bulletin Board ("OTCBB"), a process that is currently underway. There can be no assurance that the Company will be approved and if it is approved that any trading market will develop for its securities.

     The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

Date, Title, and Amount Sold

     As of December 31, 2000, the Company had 2,616,000 shares of its $.001 par value common stock issued and outstanding of which 1,200,000 shares were issued in transactions exempt by reason of Section 4(2) of the Securities Act of 1933, as amended, and 1,416,000 shares were issued in transactions exempt by reasons of Rule 504 of Regulation D promulgated pursuant to Section 3(b) of the Securities Act of 1933, as amended.

Date              Class             Shares              Price           Conside    Issued  Status
                                                                        ration     To:
4/5/99            Common            1,200,000            0.05            Svcs      Brar,      144
                                                                                   Zubic
4/5/99            Common            140,000             .05             Cash       Krizala    504
4/5/99            Common            180,000             .05             Cash       Libal      504
4/5/99            Common            60,000              .05             Cash       Fiala      504
4/5/99            Common            67,000              .05             Cash       Sangha     504
4/5/99            Common            67,000              .05             Cash       Gill       504
4/5/99            Common            67,000              .05             Cash       Dhillon    504
4/5/99            Common            67,000              .05             Cash       Minhas     504
4/5/99            Common            67,000              .05             Cash       Gill       504
4/5/99            Common            67,000              .05             Cash       Sangha     504
4/5/99            Common            67,000              .05             Cash       Sangha     504
4/5/99            Common            67,000              .05             Cash       Dhillon    504
4/5/99            Common            67,000              .05             Cash       Mangat     504
4/5/99            Common            67,000              .05             Cash       Sidhu      504
4/5/99            Common            67,000              .05             Cash       Minhas     504
4/5/99            Common            20,000              .05             Cash       Cech       504
4/5/99            Common            40,000              .05             Cash       Khan       504
4/5/99            Common            40,000              .05             Cash       Minhas     504
4/5/99            Common            40,000              .05             Cash       Mithani    504
4/5/99            Common            40,000              .05             Cash       Kanji      504
4/5/99            Common            4,000               .05             Cash       McDonald   504
4/5/99            Common            8,000               .05             Cash       Kanji      504
4/5/99            Common            6,000               .05             Cash       Dhaliwal   504
4/5/99            Common            4,000               .05             Cash       Scriver    504
4/5/99            Common            4,000               .05             Cash       Scriver    504
4/5/99            Common            4,000               .05             Cash       Scriver    504
4/5/99            Common            4,000               .05             Cash       Kaur       504
4/5/99            Common            4,000               .05             Cash       Mangat     504
4/5/99            Common            4,000               .05             Cash       Mangat     504
4/5/99            Common            4,000               .05             Cash       Randha     504
4/5/99            Common            4,000               .05             Cash       Sandhu     504
4/5/99            Common            2,000               .05             Cash       Kidwai     504
4/5/99            Common            2,000               .05             Cash       Cole       504
4/5/99            Common            2,000               .05             Cash       Gill       504
4/5/99            Common            2,000               .05             Cash       Dhalla     504
4/5/99            Common            2,000               .05             Cash       Hasham     504
4/5/99            Common            2,000               .05             Cash       Mithani    504
4/5/99            Common            2,000               .05             Cash       Mithani    504
4/5/99            Common            2,000               .05             Cash       Mithani    504
4/5/99            Common            2,000               .05             Cash       Common     504
4/5/99            Common            2,000               .05             Cash       Djakovic   504
4/5/99            Common            2,000               .05             Cash       Husarik    504
4/5/99            Common            2,000               .05             Cash       Lodomez    504
4/5/99            Common            31,000              .05             Cash       Parmar     504
4/5/99            Common            8,000               .05             Cash       Sallh      504
4/5/99            Common            6,000               .05             Cash       Fernandes  504
---------------- ----------------- ------------------- --------------  ----------- --------- ----

     On April 5, 1999, the Company issued to 45 individuals and entities an aggregate 1,416,000 shares of its $.001 par value common stock at $0.05 each by virtue of Rule 504 of Regulation D promulgated pursuant to Section 3(b) of the Securities Act of 1933, as amended, for a total consideration of $70,800 in cash. Of the 1,416,000 shares issued, 1,416,000 shares were free trading and 0 were restricted. In addition, there were 1,416,000 warrants that were attached to the common shares sold during the offering with an exercise price of $0.10 per share. None of the warrants have been exercised.

     The shares issued to Brar and Zubik on April 5, 1999 were for services valued at $60,000 that included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.


     The Company's Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan  of  Operations
--------------------

     During the next two years, our Plan of Operation is to focus on the manufacturing of fence posts in the Canadian province of Alberta. We plan to sell our product line to distributors who traditionally sell wooden fence posts utilized by government parks, highway departments, ranchers and farmers throughout North America.

     We plan to implement our manufacturing process in five distinct stages, taking into consideration our ability to fund each stage of production, our cash flow and the subsequent need to raise cash. We have already secured financing for the pre-production study and listing costs and have secured verbal commitments from existing shareholders for Stage 1 cash requirements once they exercise their warrants. Based on our current production schedule and the availability of raw material timber in the Alberta area, revenues generated from operations during the next two years should be sufficient to fund Stages 2 through 5.

Cash Flow and The Need To Raise Cash

     We believe, and our auditor concurs, that there is substantial doubt about our ability to continue as a going concern. Therefore, unless we receive additional capital, we will not be able to implement our business plan and will have to close down our business. Notwithstanding the foregoing, our existing shareholders have verbally committed to exercise their warrants once we are a fully reporting, publicly traded company. In the event the warrants are exercised, this would give us the necessary additional capital to continue. If our existing shareholders do not exercise their warrants, and if we were unable to secure financing from any other source, we would be forced to close down. If this was to occur, any prior investment into our company would be worthless.

     As of April 5, 1999, we had raised $70,800. These funds have been allocated for production studies, listing costs, prospectus, consulting fees, attorneys, accounting and all other expenses including telephone and travel. We believe that $70,800 is sufficient to proceed with our initial plans and there is no immediate need to further dilute existing shareholders by raising additional funds at this time in part due to the issuance of warrants to our shareholders who in turn have verbally committed to exercising those warrants once we become a fully reporting, publicly traded company. This will result in additional funds of $141,600 coming into our treasury. Our current cash requirement to implement production and begin Stage 1 is $97,902. Once production is initiated, we will have a cash reserve of $43,698 in our field operating account.

     Our cash flow plans call for five separate stages of development in the production process following pre- production.

     Pre-production expenses include the purchase of all equipment, development of the yard, salaries, reserves, gasoline for equipment, cash reserves, government fees and any other expenses.

     Stage 1 will require approximately $37,500 in cash per month, which will cover labor costs, government fees, wood, fuel, repair, clean up, transportation, insurance and general administrative costs. This stage could produce gross revenues of approximately $70,690 per month. Stage 1 will last approximately five months. During this period, we hope to generate $165,950 in net operating income. We will purchase our equipment for a total expenditure of $55,944.

     Existing cash flow forecasts have already been discounted fifty per cent (50%) from what we actually expect to produce. Uncertainties include labor downtime, equipment repair and weather related downtime. We believe that we have taken a very conservative approach by reducing expected amounts as indicated. However, there are other factors that could further reduce or increase our results including the price of fuel and the gross revenues received for our product. As the prices for these and other items are constantly changing, the expected amounts are based on current pricing.

     The second stage of production will require approximately $75,000 in cash per month to sustain field operations. This stage could produce gross revenue of approximately $141,381 per month.

     During Stage 3 the Company will have two post peelers in operation. Cash requirements during this period are approximately $75,000 per month. This stage could produce gross revenue of approximately $141,381 per month.

     We hope to realize $531,048 in net operating income for the eight month period that encompasses Stage's 2 and 3. At the end of Stage 3, we plan to purchase additional equipment, which is expected to cost $282,517.

     Stage 4 will commence with the purchase of additional equipment, which we believe will double our production capability. Monthly cash requirements will be approximately $150,874. This stage could produce gross revenue of approximately $282,763 per month

     Stage 5 will commence with the operation of four post peelers. Monthly production costs are expected to average $150,874. This stage could produce gross revenue of approximately $282,763 per month.

In summary, initial operations could generate $165,950 in net operating income. From these earnings we plan to purchase additional equipment at a cost of $55,944, which could result in net income before tax of $110,006. Initial annual operations could generate $959,918 in net operating income. During that year we plan to purchase additional equipment at a cost of $282,517, which could result in net income before tax of $677,401. Field Operations in the subsequent year could generate $1,582,704 in net operating income. In the event these expected net income results materialize, we plan to begin our own sawmill operations. Planning for this multi-million dollar endeavor could begin after we have concluded eighteen month of production.

     To recap, in order to begin field operations, we have to receive the additional $97,902 from the execution of warrants by our existing shareholders. In the event the warrants are not exercised, we will have to obtain funding from another source. Failure to do so would have a material adverse effect on us.

Results  of  Operations
-----------------------

     We have not generated any revenues as of December 31, 2000. As a result, revenues for the twelve months ended December 31, 2000 were $0, compared to $0 for the twelve months ended December 31, 1999.

     Losses from operations for the twelve months ended December 31, 2000 were $109,504 compared to $101,549 for the twelve months ended December 31, 1999. Because we are still in the development stage, the majority of our expenses were incurred during our initial formation of the Company and during our initial planning phase. Our expenses tend to be erratic in nature as we wait funding to begin field operations.

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

Liquidity and Capital Resources

     As of December 31, 2000, we have relied solely on the proceeds from the private sale of our Common Stock as of April 5, 1999. This will be sufficient to meet our liquidity requirement for pre-production study, listing costs, prospectus, consulting, attorney and accounting fees, research and all other expenses we may accrue during this period. The additional funds needed to meet our requirement for initial start up costs, equipment purchases and Stage 1 funding should be provided by proceeds from our warrants being exercised. This could generate $141,600 in additional funding. Thereafter, we will be able to cover all necessary costs from revenues generated by ongoing operations.

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

     As of December 31, 2000, we had raised $70,800. These funds have been allocated for production studies, listing costs, prospectus, consulting fees, attorneys, accounting and all other expenses including telephone and travel. We believe that $70,800 is sufficient to proceed with our initial plans and there is no immediate need to further dilute existing shareholders by raising additional funds at this time in part due to the issuance of warrants to our shareholders who in turn have verbally committed to exercising those warrants once we become a fully reporting, publicly traded company. This will result in additional funds of $141,600 coming into our treasury. Our current cash requirement to implement production and begin Stage 1 is $97,902. Once production is initiated, we will have a cash reserve of $43,698 in our field operating account.

     The total assets of the Company at December 31, 2000 were $6,546 compared to $21,296 at December 31, 1999. The current assets at December 31, 2000 were $6,546 compared to current assets of $21,296 at December 31, 1999. We had $6,546 in cash assets on December 31, 2000. Of the current assets, we had no receivables, no inventory and no prepaid expenses. The decrease in the assets to December 31, 2000 was made up exclusively of a decrease in our cash account. Current liabilities of the Company at December 31, 2000 were $3,581 and long-term liabilities were $0. These amounts were more than the current liabilities of $0 and long-term liabilities of $0 at December 31, 1999.

     To recap, in order to begin field operations, we have to receive the additional $97,902 from the execution of warrants by our existing shareholders. In the event the warrants are not exercised, we will have to obtain funding from another source. Failure to do so would have a material adverse effect on us.

ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


     The audited financial statements of the Company and related Notes which are included in this filing have been examined by Braverman and Company, P.C., Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.


                                   ARBOR, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                December 31, 2000

                                TABLE OF CONTENTS


                                                                  PAGE

INDEPENDENT AUDITORS' REPORT                                       F-1

BALANCE SHEET                                                      F-2

STATEMENTS OF OPERATIONS                                           F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                                 F-4

STATEMENTS OF CASH FLOWS                                           F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6

 INDEPENDENT AUDITORS' REPORT

  To the Board of Directors and Stockholders
  Arbor, Inc.
  Calgary, Alberta, Canada

We have audited the accompanying balance sheet of Arbor, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. The financial statements of Arbor, Inc. as of December 31, 1999, were audited by another auditor who subsequently died, and whose unqualified report dated May 5, 2000 on those statements included an explanatory paragraph that described the substantial doubt over the Company's ability to continue as a going concern as discussed in Note 1 to financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Braverman & Company, P.C.
Prescott, Arizona
March 3, 2001

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2000






                                     ASSETS
CURRENT ASSETS-Cash                                                  $     6,546
                                                                      ----------

                                                                     $     6,546
                                                                      ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $     2,581
  Officer advance                                                          1,000
                                                                      ----------
Total current liabilities                                                  3,581
                                                                      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 25,000,000
  shares authorized, 2,616,000 issued and
  outstanding                                                              2,616
Paid-in capital                                                          128,184
Contributed capital                                                       83,218
(Deficit) accumulated during the development stage                      (211,053)
                                                                      ----------
        Total Stockholders' Equity                                         2,965
                                                                      ==========
                                                                     $     6,546
                                                                      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                               Cummulative
                                                            From February 25,
                                                                 1999
                                                              (Inception)
                                                                   to
                                      Year Ended December 31,  December 31,
                                        2000         1999         2000
 REVENUE                           $       -   $        -    $       -
                                   ---------   ----------   ----------
 EXPENSES
   General and adminstrative         109,504      101,549      211,053


  TOTAL EXPENSES                     109,504      101,549      211,053
                                   ---------   ----------   ----------
 NET (LOSS)                        $(109,504)   $(101,549)   $(211,053)
                                   =========   ==========   ==========
 NET (LOSS) PER COMMON SHARE-BASIC    $(0.04)      $(0.04)
                                   =========   ==========
 WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING      2,616,000    2,616,000
                                   =========   ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 25, 1999 (INCEPTION)
                              TO DECEMBER 31, 2000

                                                                                       (Deficit)
                                                                                      Accumulated
                                                                                       During the
                                          Common Stock         Paid-in   Contributed  Development
                                      Shares       Amount      Capital     Capital        Stage         Total
                                      -------------------     --------   -----------  -----------     ---------
Balances, at inception                     -   $        -   $        -   $         -  $         -    $        -
   Issuance of stock
    For services @ $.05 per share  1,200,000        1,200       58,800                                   60,000
    For cash @ $.05 per share      1,416,000        1,416       69,384                                   70,800
  Net (loss)                                                                             (109,504)     (109,504)
                                   ---------   ----------   ----------   -----------   ----------   -----------
Balances, December 31, 1999        2,616,000        2,616      128,184             -     (109,504)        21,296
  Contributed capital                                                         83,218                     83,218
  Net (loss)                                                                             (101,549)     (101,549)
                                   ---------   ----------   ----------   -----------   ----------   -----------
Balances, December 31, 2000        2,616,000   $    2,616   $  128,184   $    83,218  $  (211,053)  $     2,965
                                   =========   ==========   ==========   ===========   ==========   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                           Cummulative
                                                                         From February 25,
                                                                              1999
                                                                           (Inception)
                                                                                to
                                                  Year Ended December 31,    December 31,
                                                     2000         1999          2000
CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss) from operations             $(101,549)   $(109,504)    $(211,053)
         Contributed services                      83,218                     83,218
         Issuance of common stock for services                  60,000        60,000
         Increase (decrease) in cash
               resulting from changes in:
        Accounts payable                            3,581                      3,581
                                               ----------   ----------   -----------
        NET CASH USED BY  OPERATING ACTIVITIES    (14,750)     (49,504)      (64,254)
                                               ----------   ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES                    -            -             -
                                               ----------   ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock             -       70,800        70,800
                                               ----------   ----------   -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       -       70,800        70,800
                                               ----------   ----------   -----------
        NET INCREASE IN CASH                      (14,750)      21,296         6,546

        CASH, BEGINNING OF PERIOD                  21,296          108             -
                                               ----------   ----------   -----------
        CASH, END OF PERIOD                    $    6,546   $   21,404   $     6,546
                                               ==========   ==========   ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                      F-5

                                   ARBOR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     Arbor, Inc. (the Company) was organized February 25, 1999, under the laws of the State of Nevada, as originally E Investments, Inc. The Company currently has no revenue or operations and, in accordance with SFAS No.7, is considered a development stage company. The fiscal year end of the Company is December 31.

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

Cash and Equivalents

     The Company maintains in United States dollars, a foreign bank account, which has no Federal insurance. All highly liquid investments, with the maturity of three months or less, are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

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

     For federal income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2000, accumulated deductible expenses incurred since inception of $127,836, resulted in a $32,464 deferred tax asset. A valuation allowance of $32,464 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. None of the $83,218 of expenses constituting contributed capital is deductible for federal income tax purposes. There is no net operating loss carry-forward at December 31, 2000 for federal income tax purposes.

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The Company's outstanding warrants were not used in the calculation of loss per share, as their effect would have been anti-dilutive.

Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plan is to utilize the proceeds from the sale of the Company's outstanding warrants to obtain the initial financing for the development of its business plan.


NOTE 2 - RELATED PARTY TRANSACTIONS

Contributed Capital

     Capital contributed for the year ended December 31, 2000, of $83,218, provided by management without future reimbursement, has been expensed in the accompanying statements of operations, as follows:

Services                            $74,900
Travel                                4,725
Office                                3,593

Total                              $ 83,218

Officer Advance

     The president of the Company has advanced $1,000 during the year. The advance is unsecured, non-interest bearing and is payable upon demand.

Valuation of Securities

     Common stock of the Company issued in 1999 to individuals for services on a non-cash basis were valued by the Board of Directors on the basis of such value to the Company.


NOTE 3 - OUTSTANDING WARRANTS

     In 1999 the Company completed a Regulation D offering under the exemption provided by the Securities Act of 1933, as amended. The Company sold 1,416,000 shares of common stock to the public at a price of $0.05 per share, with warrants attached, for a total of $70,800. No proceeds were attributable to the warrants which are convertible into common stock of the Company at the rate of $.10 per share and which expire on April 30, 2001, unless extended.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The Directors and executive officers of the Company were appointed and/or elected to their respective positions on March 11, 1999. As of December 31, 2000, the names, ages and positions are as follows:

Name                                    Age        Position
Joginder Brar                           34         President/Director
Jaroslav Zubik                          45         Secretary/Director
Harjit Mand                             33         Treasurer/Director
Leo Moisio                              55         Vice-President


     All Directors of the Company will hold office until the next annual meeting of the shareholders of the Company or until successors are duly elected and qualified. The current Directors have held office since March 11, 1999 and will remain in office at least until January 6, 2002, the next scheduled annual meeting of the shareholders.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed.

     Joginder Brar, 34, Director, has served as President of the Company since March 11, 1999. His period of service will be from March 11, 1999 to January 6, 2002, at which time the shareholders will elect the next board of directors at their annual shareholder meeting. While organizing the Company, Brar worked for the City of Calgary in its Transportation Department as a Dispatcher since 1990. Prior to working for the City of Calgary, he served as President of Nexus Telecom of Calgary. Brar received his Bachelor of Arts degree from India's Punjab University.

     Jaroslav Zubik, 45, Director, Secretary, has been with the Company since March 11, 1999. His period of service will be from March 11, 1999 to January 6, 2002, at which time the shareholders will elect the next board of directors at their annual shareholder meeting. Zubik has been President of S.O.S. Printing and Laminations for Less in Calgary since 1985. Fluent in the English, Czech, German and Russian languages, he received his Mechanical Engineering Diploma from SPISS Technology Institute in 1975. Harjit Mand, 33, Director, Treasurer, joined the Company on March 11, 1999.

     His period of service will be from March 11, 1999 to January 6, 2002, at which time the shareholders will elect the next board of directors at their annual shareholder meeting. Mand has spent the past nine years working for the City of Calgary in their Transportation Department. He previously served as the Sales Manager for Crescet Bakery in Calgary from 1986-1989. Mand studied Mechanical Engineering at the SAIT Technical School in Calgary.

     Leo Moisio, 55, Vice-President has joined the Company as Vice-President in charge of production. An expert in the wood product industry, Moisio has developed industry contacts worldwide. Earning a degree in pulp and paper from the Pulp and Paper College in Finland IN 1969, Moisio recently served as International Sales Manager for Treeline Wood Products, Ltd., located in Edmonton, Alberta, from 1992 until 2000. During his tenure there, he was responsible for the shipping of two million board feet of wood product per month to Japan during a four-year period. Prior to Treeline, he spent the prior 11 years as Production Manager with Eurocan B.C., during which time the company produced up to 1,000 tons of paper per day.

Board Committees

     During the fiscal year ended December 31, 2000, the Directors of the Company did not formulate any formal committee.

Director Compensation

     All authorized out-of-pocket expenses incurred by a Director on behalf of the Company will be subject to reimbursement upon receipt by the Company of required supporting document of such expenses. Although Directors may be eligible to participate in the Company's future stock option and / or incentive plan(s), if any, Directors do not receive any additional compensation or an annual Directors fee at the present time.

Compliance with Section 16(A) of the Exchange Act

     Under the securities laws of the United States, the Company's Directors, its Executive Officers (and certain other officers) and any persons holding more than 5% of the Company's outstanding voting securities are required to report their ownership in the Company's securities and any changes in that ownership to the Securities and Exchange Commission. Based solely upon the Company's reliance upon the written representations of its Directors and officers, the Company believes that it is in compliance with Section 16(a) of the Exchange Act.

ITEM  10     EXECUTIVE  COMPENSATION

Summary  Compensation  Table  for  2000:

     None of the Company's officers and directors receives any cash compensation at this time. The Company does plan to initiate a compensation schedule for its officers once the Company is profitable.

     Brar and Zubik each received 600,000 shares of the Company's $.001 par value Common Stock for services and as founders of the Company. The total value of the services rendered was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.

     The Company has retained a consultant, Jan Libal, to assist in the initial start-up of the Company. He receives compensation up to a maximum of $3,000 per month, plus expenses.

6:2         Summary Compensation Table

SUMMARY COMPENSATION TABLE
                                             Long Term Compensation
                   Annual Compensation               Awards
Name and                 Year          Annual     Restricted       Total
Principal                              Salary      Stock Award     Compensation
Position

Joginder                 2000           $0          600,000           $30,000
Brar(1)                                             shares
President                                           Value $0.05
                                                    per share
Jaroslav                 2000           $0          600,000           $30,000
Zubik(1)                                            shares
Secretary                                           Value $0.05
                                                    per share
Harjit                   2000           $0          $0                $0
Mand
Treasurer
Leo Moisio               2000           $0          $0                $0
Vice-
President


     Note: The total value of the services rendered by Brar and Zubik was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information as of December 31, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock:

Title            Name and         Shares owned        %         If Corporation,
                 Address of       Beneficially        Owned     Beneficial Owner
                 beneficial       (1)                           of Corporation
                 Owner
Common           Joginder          600,000              23%          N/A
                 Brar
                 28
                 Lavalencia
                 Gds. NE
                 Calgary,
                 Alberta T1Y
                 654
Common           Jaroslav          600,000              23%          N/A
                 Zubik
                 6427 Dalton
                 Dr. NW
                 Calgary,
                 Alberta T3A
                 IEI
Common           Jan Libal         180,000               7%          N/A
                 10636-120
                 Street NW
                 #417
                 Edmonton,
                 Alberta T5H
                 4L5
Common           Dr. S.            140,000                5%         N/A
                 Krizala
                 Velke
                 Namesti 143
                 Hradec
                 Kralove 1
                 501 Chech
                 Republic
Beneficial                       1,520,000               58%
Owners of
5% or More
as a Group

Note (1) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock, which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of December 31, 2000, there were 2,616,000 common shares outstanding encompassing 47 beneficial owners.

Securities Ownership of Management

     The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each director and officer of the Company and (ii) all directors and officers as a group:

Title of             Name and Address          Shares Owned             % Owned
Class                of beneficial             Beneficially
                     Owner                     (1) (2)
Common               Joginder Brar              600,000                      23%
                     28 Lavalencia
                     Gds. NE Calgary,
                     Alberta T1Y 654
Common               Jaroslav Zubik             600,000                      23%
                     6427 Dalton Dr.
                     NW Calgary,
                     Alberta T3A IEI

Common               Harjit Mand                      0                       0%
                     163 Rundle Ridge
                     Route NE,
                     Calgary, Alberta
                     T1Y 256
Common               Leo Moisio                       0                       0%
                     B104-53016
                     Highway 60
                     Acheson
                     Industrial Area
                     Spruce Grove,
                     Alberta, Canada
                     T7X 3G7
- --------------------
Officers and                                   1,200,000                     46%
Directors as a
Group

Note (1) The number of shares of Common Stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of Common Stock as to which a person has sole or shared voting or investment power and any shares of Common Stock, which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of December 31, 2000, there were 2,616,000 common shares outstanding.

Note (2) No officer, director or security holder listed above owns any warrants, options or rights. (See Certain Relationships and Related Transactions.")

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2000, there were no transactions involving related parties.

ITEM 13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor, Inc.
March 22, 2001
/s/
Joginder Brar
President