Form 10QSB
period 2001-03-31
ARBOR INC
filed 2001-05-24
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

Yes XX  No -----

As of March 31, 2001, the Registrant had outstanding 2,616,000 shares of common stock, par value $0.001.

TABLE OF CONTENTS


Part I                                                                      PAGE

                        TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        March 31, 2001 (unaudited) and December 31, 2000                       3

        Condensed Statements of Operations for the three months ended
        March 31, 2001 and 2000 (unaudited), and cummulative
        from inception on Februaty 25, 1999 through March 31, 2001(unaudited)  4

        Condensed Statements of Cash Flows for the three months ended
        March 31, 2001 and 2000 (unaudited), and cummulative from inception on February 25, 1999 through March 31, 2000 (unaudited) 5

        Statement of Changes in Stockholders' equity for the period from
        February 25, 1999 to March 31, 2001 (unaudited)                        6

        Notes to Financial Statements (unaudited)                              7

Item 2. Plan of operation                                                      7


Part II - Other Information

  Item 1. Legal Proceedings                                                    8

  Item 2. Changes in Securities                                                8

  Item 6. Exhibits and Reports on Form                                         8

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                March, 31           December 31,
                                                    2001                 2000
                                               ----------           ------------
                                               (unaudited)
                                     ASSETS
                                    -------
CURRENT ASSETS-Cash in bank                   $      2,615        $        6,546
                                              ------------        --------------

                                              $      2,615        $        6,546
                                              ============        ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

       Accounts payable                       $      3,437        $        2,581
       Officer advance                               1,000                 1,000
                                              ------------        --------------
       Total Current Liabilities                     4,437                 3,581
                                              ------------        --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 2,616,000 shares issued and
  outstanding                                        2,616                 2,616
Paid-in capital                                    128,184               128,184
Contributed capital                                 83,218                83,218
     (Deficit) accumulated during the
      development stage                           (215,840)             (211,053)
                                               -----------        --------------

Total Stockholders' Equity (Deficit)                (1,822)                2,965

                                              $      2,615        $        6,546
                                              ============        ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   unaudited

                                                                     Cummulative
                                                                         from
                                                                    February 25,
                                                                         1999
                                     Three Months Ended             (Inception)
                                          March 31,                         to
                                     2001           2000          March 31, 2001
                                    --------------------          --------------

REVENUES                          $       -      $       -         $           -
                                  ---------      ---------         -------------
EXPENSES
   General and administrative         4,787          3,520               215,840
                                  ---------      ---------         -------------
   Total expenses                     4,787          3,520               215,840
                                  ---------      ---------         -------------
NET (LOSS)                        $  (4,787)     $  (3,520)        $    (215,840)
                                  =========      =========         =============

NET (LOSS) PER SHARE                      *              *
                                  =========      =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       2,616,000      2,616,000
                                  =========      =========
*  less than $.01 per share

                 SEE ACCCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   unaudited

                                                                                     Cummulative
                                                                                         from
                                                                                     February 25,
                                                                                          1999
                                                              Three Months Ended      (Inception)
                                                                    March 31,               to
                                                              2001          2000     March 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                         $  (4,787)    $  (3,520)  $   (215,840)
     Adjustments to reconcile net loss to               ----------    ----------   ------------
     net cash used by operating activities:
          Common stock issued for services                                               60,000
          Contributed services                                                           83,218
     Changes in operating assets and liabilities:
             Increase (decrease) in accounts payable           856                        4,437
                                                        ----------   -----------   ------------

             Net Cash (Used) by Operating Activities        (3,931)       (3,520)       (68,185)
                                                        ----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES                             -             -              -
                                                        ----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                      -             -         70,800
                                                        ----------   -----------   ------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES           -             -         70,800
                                                        ----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH                             (3,931)       (3,520)         2,615

CASH AT BEGINNING OF PERIOD,                                 6,546        21,296              -
                                                        ----------   -----------   ------------
CASH AT END OF PERIOD                                   $    2,615   $    17,776   $      2,615
                                                        ==========   ===========   ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM FEBRUARY 25, 1999 (INCEPTION)
                                TO MARCH 31, 2000


                                                                                               Accumulated
                                                                                                During the
                                                  Common Stock           Paid-in  Contributed  Development
                                               Shares       Amount       Capital      Capital        Stage      Total
                                               -------------------      --------     --------     --------    -------
(audited)
Balances, at inception                              - $          -  $          -  $         -  $         -   $      -
Issuance of stock
 For services @ $.05 per share              1,200,000        1,200        58,800                               60,000
  For cash @ $.05 per share                 1,416,000        1,416        69,384                               70,800
  Net (loss)                                                                                      (109,504)  (109,504)
                                            ---------   ----------   -----------   ----------   ----------  ---------
 Balances, December 31, 1999                2,616,000        2,616       128,184            -     (109,504)    21,296
  Contributed capital                                                                  83,218                  83,218
  Net (loss)                                                                                      (101,549)  (101,549)
                                            ---------   ----------   -----------   ----------   ----------  ---------
Balances, December 31, 2000                 2,616,000        2,616       128,184       83,218     (211,053)     2,965
 (unaudited)
Net (loss) for the three months
ended March31, 2001                                                                                 (4,787)    (4,787)
                                            ---------   ----------   -----------   ----------   ----------  ---------
Balances, Marach 31, 2001                   2,616,000 $      2,616  $    128,184  $    83,218  $  (215,840) $  (1,822)
                                            =========   ==========   ===========   ==========   ==========  =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Arbor, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a startup company.

The Company had no sales or sales revenues for the three months ended March 31, 2001 and 2000 and has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended March 31, 2001 and 2000 has not had any business operations for the past three years. The Company had $4,787 in general and administrative expenses for the three month period ended March 31, 2001 and $3,520 for the same period in 2000.

The Company recorded net loss of $4,787 for the three months ended March 31, 2001 compared to $3,520 loss for the same periods in 2000.

Capital  Resources  and  Liquidity

At March 31, 2001, the Company had total current assets of $2,615 and total assets of $2,615 as compared to $17,776 current assets and $17,776 total assets at March 31, 2000. The Company had a net working capital of $2,615 and of $17,776 at March 31, 2001 and 2000.

Net stockholders' equity in the Company was $(1,822) and $2,965 as of March 31, 2001 and December 31, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2001.

/s/ Joginder Brar
------------------------
Joginder Brar, President
May 10, 2001