Form 10QSB
period 2001-06-30
ARBOR INC
filed 2001-08-13
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

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

Yes XX  No -----

As of June 30, 2001, the Registrant had outstanding 2,616,000 shares of common stock, par value $0.001.

TABLE OF CONTENTS


Part I                                                                      PAGE

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                        TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2001 (unaudited) and December 31, 2000                        3

        Condensed Statements of Operations for the three and six months ended June 30, 2001(unaudited) and 2000, and cummulative
        from inception on February 25, 1999 through June 30, 2001(unaudited)   4

        Condensed Statements of Cash Flows for the six months ended
        June 30, 2001(unaudited) and 2000, and cummulative
        from inception on February 25, 1999 through June 30, 2001(unaudited)   5

        Statement of Changes in Stockholders' equity for the period
        from inception on February 25, 1999 through June 30, 2001(unaudited)   6

        Notes to Financial Statements (unaudited)                              7

Item 2. Plan of operation                                                      7


Part II - Other Information

  Item 1. Legal Proceedings                                                    7

  Item 2. Changes in Securities                                                7

  Item 6. Exhibits and Reports on Form                                         7

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                  June 30,          December 31,
                                                      2001                  2000
                                                (unaudited)
                                                ----------            ----------
                                     ASSETS

CURRENT ASSETS-Cash in bank                     $    1,546            $    6,546
                                                ----------            ----------

                                                $    1,546            $    6,546
                                                ----------            ----------



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

       Accounts payable                         $    3,437           $     2,581
       Officer advance                               1,000                 1,000
                                                ----------            ----------
       Total Current Liabilities                     4,437                 3,581
                                                ----------            ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 2,616,000 shares issued and
  outstanding                                        2,616                 2,616
Paid-in capital                                    128,184               128,184
Contributed capital                                 84,318                83,218
     (Deficit) accumulated during the
      development stage                           (218,009)             (211,053)
                                                ----------            ----------

Total Stockholders' Equity (Deficit)                (2,891)                2,965
                                                ----------            ----------
                                                $    1,546            $    6,546
                                                ==========            ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           Cummulative
                                                                                               from
                                                                                           February 25,
                                                                                               1999
                                        Three Months Ended            Six Months Ended     (Inception)
                                               June 30,                    June 30,              to
                                       2001           2000           2001           2000   June 30,2001
                                 ----------     ----------     ----------     ----------     ----------
REVENUES                         $       -      $        -     $        -     $        -     $        -
                                 ----------     ----------     ----------     ----------     ----------
EXPENSES
   General and administrative         1,069          5,220          6,956          8,740        218,009
                                 ----------     ----------     ----------     ----------     ----------
   Total expenses                     1,069          5,220          6,956          8,740        218,009

NET (LOSS)                       $   (1,069)    $   (5,220)    $   (6,956)    $   (8,740)    $ (218,009)
                                 ==========     ==========     ==========     ==========     ==========
NET (LOSS) PER SHARE                  *              *              *              *
                                 ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       2,616,000      2,616,000      2,616,000      2,616,000
                                 ==========     ==========     ==========     ==========
*  less than $.01 per share


                 SEE ACCCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                            Cummulative
                                                                               from
                                                                            February 25,
                                                                               1999
                                                    Six Months Ended        (Inception)
                                                        June 30,                 to
                                                   2001            2000     June 30,2001
                                                ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                $   (6,956)    $   (8,740)    $ (218,009)
     Adjustments to reconcile net loss to       ----------     ----------     ----------
     net cash used by operating activities:
          Common stock issued for services                                        60,000
          Contributed services                       1,100                        84,318
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable        856                         4,437
                                                ----------     ----------     ----------
        Net Cash (Used) by Operating Activities     (5,000)        (8,740)       (69,254)
                                                ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES                     -              -              -
                                                ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock              -              -         70,800
                                                ----------     ----------     ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES        -              -         70,800
                                                ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                     (5,000)        (8,740)         1,546

CASH AT BEGINNING OF PERIOD,                         6,546         21,296              -
                                                ----------     ----------     ----------
CASH AT END OF PERIOD                           $    1,546     $   12,556     $    1,546
                                                ==========     ==========     ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                   Accumulated
                                                                                                    During the
                                              Common Stock             Paid-in  Contributed   Development
                                           Shares          Amount      Capital      Capital      Stage         Total
(audited)                                ----------    ----------   ----------   ----------   ----------- ----------
Balances, at inception                            -    $        -   $        -   $        -   $         - $        -
   Issuance of stock
    For services @ $.05 per share         1,200,000         1,200       58,800                                60,000
    For cash @ $.05 per share             1,416,000         1,416       69,384                                70,800
  Net (loss)                                                                                     (109,504)  (109,504)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, December 31, 1999               2,616,000         2,616       28,184            -      (109,504)    21,296
  Contributed capital                                                                83,218                   83,218
  Net (loss)                                                                                     (101,549)  (101,549)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, December 31, 2000               2,616,000         2,616      128,184       83,218      (211,053)     2,965
(unaudited)
  Net (loss) for the three months
   ended March31, 2001                                                                             (4,787)    (4,787)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, Marach 31, 2001                 2,616,000    $    2,616   $  128,184   $   83,218    $ (215,840)   $(1,822)
  Contributed capital                                                                 1,100
  Net (loss) for the three months
   ended June 30, 2001                                                                             (1,069)    (1,069)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, June 30, 2001                   2,616,000    $    2,616   $  128,184   $   84,318   $    (1,069)$   (2,891)
                                         ==========    ==========   ==========   ==========   =========== ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000

ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of August, 2001.

/s/ Joginder Brar
------------------------
Joginder Brar, President
August 10, 2001