Form 10QSB
period 2001-09-30
ARBOR INC
filed 2001-12-04
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

                                 (403) 720-0613
                             ----------------------
                          (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX  No -----

     As of September 30, 2001, the Registrant had outstanding 2,616,000 shares of common stock, par value $0.001.

                               TABLE OF CONTENTS


Part I                                                                      PAGE

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2001 (unaudited) and December 31, 2000...................3

        Condensed Statements of Operations for the three and six months ended September 30, 2001(unaudited) and 2000, and cummulative from inception on February 25, 1999 through September 30, 2001
        (unaudited)............................................................4

        Condensed Statements of Cash Flows for the six months ended
        September 30, 2001(unaudited) and 2000, and cummulative
        from inception on February 25, 1999 through September 30, 2001
        (unaudited)............................................................5

        Statement of Changes in Stockholders' equity for the period from inception on February 25, 1999 through June 30, 2001(unaudited)...6

        Notes to Financial Statements (unaudited)..............................7

Item 2. Plan of operation......................................................7


Part II - Other Information....................................................7

  Item 1. Legal Proceedings....................................................7

  Item 2. Changes in Securities................................................7

  Item 6. Exhibits and Reports on Form.........................................7

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                               September30,         December 31,
                                                      2001                  2000
                                                (unaudited)
                                                ----------            ----------
                                     ASSETS

CURRENT ASSETS-Cash in bank                     $        -            $    6,546
                                                ----------            ----------

                                                $        -            $    6,546
                                                ----------            ----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

       Accounts payable                         $    2,237           $     2,581
       Officer advance                               1,000                 1,000
                                                ----------            ----------
       Total Current Liabilities                     3,237                 3,581
                                                ----------            ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 2,616,000 shares issued and
  outstanding                                        2,616                 2,616
Paid-in capital                                    128,184               128,184
Contributed capital                                 84,318                83,218
     (Deficit) accumulated during the
      development stage                           (219,455)             (211,053)
                                                ----------            ----------

Total Stockholders' Equity (Deficit)                (3,237)                2,965
                                                ----------            ----------
                                                $        -            $    6,546
                                                ==========            ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           Cummulative
                                                                                               from
                                                                                           February 25,
                                                                                               1999
                                        Three Months Ended            Six Months Ended     (Inception)
                                           September 30,                September 30,            to
                                       2001           2000           2001           2000   September 30,
                                 ----------     ----------     ----------     ----------     ----------
REVENUES                         $       -      $        -     $        -     $        -     $        -
                                 ----------     ----------     ----------     ----------     ----------
EXPENSES

   General and administrative        (1,446)         5,389          8,402         14,129        219,455
                                 ----------     ----------     ----------     ----------     ----------
   Total expenses                    (1,446)         5,389          8,402         14,129        219,455
                                 ----------     ----------     ----------     ----------     ----------

NET (LOSS)                       $    1,446     $   (5,389)    $   (8,402)    $  (14,129)    $ (219,455)
                                 ==========     ==========     ==========     ==========     ==========
==========
NET (LOSS) PER SHARE                  *              *              *              (0.01)
                                 ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       2,616,000      2,616,000      2,616,000      2,616,000
                                 ==========     ==========     ==========     ==========
*  less than $.01 per share


                 SEE ACCCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                            Cummulative
                                                                               from
                                                                            February 25,
                                                                               1999
                                                    Six Months Ended        (Inception)
                                                      September, 30              to
                                                   2001            2000    September 30,
                                                ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                $   (8,402)   $  (14,129)    $ (219,455)
     Adjustments to reconcile net loss to       ----------     ----------     ----------
     net cash used by operating activities:
          Common stock issued for services                                        60,000

          Contributed services                       2,200                        84,418
     Changes in operating assets and liabilities:                  1,000
        Increase (decrease) in accounts payable       (344)                        3,237
                                                ----------     ----------     ----------
        Net Cash (Used) by Operating Activities     (6,546)       (13,129)       (70,800)
                                                ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES                     -              -              -
                                                ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock              -              -         70,800
                                                ----------     ----------     ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES        -              -         70,800
                                                ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH                     (6,546)       (13,129)             -

CASH AT BEGINNING OF PERIOD,                         6,546         21,296              -
                                                ----------     ----------     ----------
CASH AT END OF PERIOD                           $        -     $    8,167     $        -
                                                ==========     ==========     ==========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                   Accumulated
                                                                                                    During the
                                              Common Stock             Paid-in  Contributed   Development
                                           Shares          Amount      Capital      Capital      Stage         Total
(audited)                                ----------    ----------   ----------   ----------   ----------- ----------
Balances, at inception                            -    $        -   $        -   $        -   $         - $        -

   Issuance of stock
    For services @ $.05 per share         1,200,000         1,200       58,800                                60,000
    For cash @ $.05 per share             1,416,000         1,416       69,384                                70,800
  Net (loss)                                                                                     (109,504)  (109,504)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, December 31, 1999               2,616,000         2,616       28,184            -      (109,504)    21,296
  Contributed capital                                                                83,218                   83,218
  Net (loss)                                                                                     (101,549)  (101,549)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, December 31, 2000               2,616,000         2,616      128,184       83,218      (211,053)     2,965
(unaudited)
  Contributed capital                                                                 2,200                    2,200
  Net (loss) for the three months
   ended September 30, 2001                                                                        (8,402)    (8,402)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, June 30, 2001                   2,616,000    $    2,616   $  128,184   $   85,418   $  (219,455) $  (3,237)
                                         ==========    ==========   ==========   ==========    =========== ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and six months ended September 30, 2001 and 2000 have been made. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 05th day of December, 2001.

/s/ Joginder Brar
- ------------------------
Joginder Brar, President
December 4, 2001