Form 10KSB
period 2001-12-31
ARBOR INC
filed 2002-02-08
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the annual period ended December 31, 2001

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

Yes XX  No -----

As of December 31, 2001, the Registrant had outstanding 7,848,000 shares of common stock, par value $0.001.

                               TABLE OF CONTENTS


Part I                                                                      PAGE

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Auditor's Report                                                       3

        Condensed Balance Sheets                                               4

        Condensed Statements of Operations                                     5

        Condensed Statements of Cash Flows                                     6

        Statement of Changes in Stockholders' equity                           7

        Notes to Financial Statements                                        8-9

Item 2. Plan of operation                                                      9

Part II - Other Information

  Item 1. Legal Proceedings                                                   10

  Item 2. Changes in Securities                                               10

  Item 6. Exhibits and Reports on Form                                        10

Signatures                                                                    10

Part I  Financial Information

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Arbor, Inc.
Calgary, Alberta, Canada

We have audited the accompanying balance sheet of Arbor, Inc. (a Nevada corporation in the development stage) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

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


Braverman & Company, P.C.
Prescott, Arizona
January 22, 2002

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2001





                                     ASSETS
CURRENT ASSETS                                         $          -
                                                       ------------

                                                       $          -
                                                       ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                   $      1,255
    Officer advance                                           1,000
                                                       ------------
    Total current liabilities                                 2,255
                                                       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, par value $.001, 25,000,000
      shares authorized, 7,848,000 issued and
      outstanding                                             7,848
    Paid-in capital                                         122,952
    Contributed capital                                     102,319
   (Deficit) accumulated during the development stage      (235,374)
                                                       ------------
           Total Stockholders' Equity                        (2,255)
                                                       ------------
                                                       $          -
                                                       ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS






                                  ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     Cummulative
                                                                   From February 25,
                                                                        1999
                                                                     (Inception)
                                                                          to
                                            Year Ended December 31,  December 31,
                                               2001        2000         2001
                                            ----------- ----------- ------------
                                                                    (unaudited)

REVENUE                                     $         - $         - $          -
                                            ----------- ----------- ------------

EXPENSES
General and adminstrative                        24,321     101,549      235,374
                                            ----------- ----------- ------------
TOTAL EXPENSES                                   24,321     101,549     235,374
                                            ----------- ----------- ------------
NET (LOSS)                                  $   (24,321)$  (101,549)$   (235,374)
                                            =========== =========== ============
NET (LOSS) PER COMMON SHARE-BASIC                *      $     (0.01)
                                            =========== ===========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                  7,848,000   7,848,000
                                            =========== ===========
* Less than $.01 per share


                 SEE ACCCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                 Cummulative
                                                                              From February 25,
                                                                                     1999
                                                                                  (Inception)
                                                                                      to
                                                        Year Ended December 31,  December 31,
                                                           2001         2000         2001
                                                        ----------- ------------ ------------
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) from operations                          $   (24,321) $  (101,549)$   (235,374)
    Contributed services                                     19,101       83,218      102,319
    Issuance of common stock for services                                              60,000
    Increase (decrease) in cash
       resulting from changes in:
       Accounts payable                                      (1,326)       3,581        2,255
                                                        ----------- ------------ ------------
NET CASH USED BY OPERATING ACTIVITIES                        (6,546)     (14,750)     (70,800)
                                                        ----------- ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from sale of common stock                            -            -       70,800
                                                        ----------- ------------ ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                   -            -       70,800
                                                        ----------- ------------ ------------
      NET INCREASE IN CASH                                   (6,546)     (14,750)           -

      CASH, BEGINNING OF PERIOD                               6,546       21,296            -
                                                        ----------- ------------ ------------
      CASH, END OF PERIOD                               $         - $      6,546 $          -
                                                        =========== ============ ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                               (Deficit)
                                                                                              Accumulated
                                                                                              During the
                                              Common Stock             Paid-in  Contributed   Development
                                           Shares          Amount      Capital      Capital      Stage         Total
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, at inception                            -   $         -   $        -   $        -   $         -  $       -
  Issuance of stock
  For services @ $.05 per share           1,200,000         1,200       58,800                                60,000
  For cash @ $.05 per share               1,416,000         1,416       69,384                                70,800
  Net (loss)                                                                                     (109,504)  (109,504)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, December 31, 1999               2,616,000         2,616      128,184            -      (109,504)    21,296
  Contributed capital                                                                83,218                   83,218
  Net (loss)                                                                                     (101,549)  (101,549)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, December 31, 2000               2,616,000         2,616      128,184       83,218      (211,053)     2,965
  Contributed capital                                                                19,101                   19,101
  Stock split, 3 for 1                    5,232,000         5,232       (5,232)                                    -
  Net (loss)                                                                                      (24,321)   (24,321)
                                         ----------    ----------   ----------   ----------   ----------- ----------
Balances, December 31, 2001               7,848,000  $      7,848   $  122,952   $  102,319   $  (235,374) $  (2,255)
                                         ==========    ==========   ==========   ==========    =========== ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Arbor, Inc. (the Company) was organized February 25, 1999, under the laws of the State of Nevada, as originally E Investments, Inc. The Company currently has no revenue or operations and, in accordance with SFAS No.7, is considered a development stage company. The fiscal year end of the Company is December 31.

Estimates

The preparation of Financial Statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the Financial Statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

During all of 2000 and the majority of time in 2001, the Company maintained, in United States dollars, a foreign bank account which had no Federal insurance. All highly liquid investments, with the maturity of three months or less, are considered to be cash equivalents. There are no cash or cash equivalents as of December 31, 2001.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes" A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

For federal income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2001, accumulated deductible expenses incurred since inception of $147,566, resulted in a $36,389 deferred tax asset. A valuation allowance of $36,389 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. None of the $87,818 of expenses constituting the majority of contributed capital is deductible for federal income tax purposes. There is no net operating loss carry-forward at December 31, 2001.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The effect of the three for one forward stock split during 2001 has been applied retroactively to all periods presented.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. Management's plan is to seek a merger candidate. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - RELATED PARTY TRANSACTIONS

Contributed Captial

Capital contributed for the year ended December 31, 2001 and 2000, provided by management without future reimbursement, has been expensed in the accompanying statements of operations, as follows:


                                               2001          2000
                                          ---------     ---------
Services                                    $ 3,400       $74,900
Travel                                                      4,725
Office                                        1,200         3,593
Professional fees                             1,207             0
Registration Cost                            10,000             0
Transfer and filing fees                      3,294             0
                                          ---------     ---------
Total                                       $19,101      $ 83,218
                                          ---------     ---------

Officer Advance

The president of the Company has advanced $1,000 during 2000. The advance is unsecured, non-interest bearing and is payable upon demand.


NOTE 3 - OUTSTANDING WARRANTS

In 1999 the Company completed a Regulation D offering under the exemption provided by the Securities Act of 1933, as amended. The Company sold 1,416,000 shares of common stock to the public at a price of $0.05 per share, with warrants attached, for a total of $70,800. No proceeds were attributable to the warrants, which were convertible into common stock of the Company at the rate of $.10 per share. The warrants expired on April 30, 2001, without extension.


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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of February, 2002.

/s/ Joginder Brar
- ------------------------
Joginder Brar, President
February 5, 2002