Form 10QSB
period 2002-03-31
ARBOR INC
filed 2002-06-12
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quartely report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002

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

Yes XX  No -----

As of March 31, 2002, the Registrant had outstanding 7,848,000 shares of common stock, par value $0.001.

                                   ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                               TABLE OF CONTENTS


                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

   Condensed Balance Sheets
   March 31, 2002 (unaudited) and December 31, 2001 .........................  3

   Unaudited Condensed Statements of Operations for the
   three months ended March 31, 2002 and 2001, and cummulative from inception on February 25, 1999 through March 31, 2002 (unaudited) ...  4

   Unaudited Condensed Statements of Cash Flows for the
   three months ended March 31, 2002 and 2001, and cummulative from inception on February 25, 1999 through March 31, 2002 (unaudited) ...  5

   Statement of Changes in Stockholders' equity for the period from inception on February 25, 1999 through March 31, 2002 (unaudited) ...  6

   Notes to Financial Statements (unaudited)

Item 2. Plan of operation ...................................................  7

Part II - Other Information

Item 1. Legal Proceedings ...................................................  7

Item 2. Changes in Securities ...............................................  7

Item 6. Exhibits and Reports on Form ........................................  7

Signatures ..................................................................  7

Part I  Financial Information






                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                         March 31,  December 31,
                                                           2002          2001
                                                     ------------- -------------
                                                      (unaudited)
                                     ASSETS

CURRENT ASSETS-Cash in bank
                                                     ------------- -------------

                                                      $          -  $          -
                                                     ============= =============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable                                          1,051         1,255
   Officer advance                                           1,000         1,000
                                                     ------------- -------------
   Total Current Liabilities                                 2,051         2,255
                                                     ------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
   shares authorized, 7,848,000 shares issued and
   outstanding                                               7,848         7,848
Paid-in capital                                            122,952       122,952
Contributed capital                                        116,078       102,319
   (Deficit) accumulated during the development stage     (248,929)     (235,374)
                                                     ------------- -------------


     Total Stockholders' Equity (Deficit)                   (2,051)       (2,255)
                                                     ------------- -------------

                                                      $          -  $          -
                                                     ============= =============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Cummulative
                                                                        from
                                                                    February 25,
                                                                        1999
                                           Three Months Ended       (Inception)
                                                March 31,                to
                                             2002          2001   March 31, 2002
                                       ------------- ------------- -------------

REVENUES                                 $         -   $         -   $         -
                                       ------------- ------------- -------------
EXPENSES
   General and administrative                 13,555         4,787       248,929
                                       ------------- ------------- -------------
   Total expenses                             13,555         4,787       248,929
                                       ------------- ------------- -------------
NET (LOSS)                                $  (13,555)  $    (4,787)  $  (248,929)
                                       ============= ============= =============
NET (LOSS) PER SHARE                          *             *
                                       ============= =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               7,848,000     2,616,000
                                       ============= =============
          * less than $.01 per share


    The accompanying notes are an integral part of these financial statements

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Cummulative
                                                                                      from
                                                                                  February 25,
                                                                                      1999
                                                         Three Months Ended       (Inception)
                                                              March 31,                to
                                                           2002          2001   March 31, 2002
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net ( loss)                                         $   (13,555) $     (4,787) $   (248,929)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Common stock issued for services                                                  60,000
      Contributed services                                  13,759                     116,078
   Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable               (204)          856         2,051
                                                     ------------- ------------- -------------
        Net Cash (Used) by Operating Activities                  -        (3,931)      (70,800)
                                                     ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES                             -             -             -
                                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                            -             -        70,800
                                                     ------------- ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        -             -        70,800
                                                     ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                                  -        (3,931)            -

CASH AT BEGINNING OF PERIOD,                                               6,546             -
                                                     ------------- ------------- -------------
CASH AT END OF PERIOD                                  $         -  $      2,615  $          -
                                                     ============= ============= =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                Accumulated
                                                                                                 During the
                                               Common Stock              Paid-in   Contributed   Development
                                           Shares         Amount         Capital     Capital        Stage            Total
                                       ------------- ------------- ------------- ------------- ------------- -------------
(audited)
Balances, at inception                             -  $          -  $          -  $          -  $          -  $          -
   Issuance of stock
   For services @ $.05 per share           1,200,000         1,200        58,800                                    60,000
   For cash @ $.05 per share               1,416,000         1,416        69,384                                    70,800
Net (loss)                                                                                          (109,504)     (109,504)
                                       ------------- ------------- ------------- ------------- ------------- -------------
Balances, December 31, 1999                2,616,000         2,616       128,184             -      (109,504)       21,296
   Contributed capital                                                                  83,218                      83,218
Net (loss)                                                                                          (101,549)     (101,549)
                                       ------------- ------------- ------------- ------------- ------------- -------------
Balances, December 31, 2000                2,616,000         2,616       128,184        83,218      (211,053)        2,965
   Contributed capital                                                                  19,101                      19,101
   Stock split, 3 for 1,10/12/01           5,232,000         5,232        (5,232)                                        -
Net (loss)                                                                                           (24,321)      (24,321)
                                       ------------- ------------- ------------- ------------- ------------- -------------
Balances, December 31, 2001                7,848,000         7,848       122,952       102,319      (235,374)       (2,255)
(unaudited)
   Contributed capital                                                                  13,759                      13,759
Net (loss) for the 1st quarter                                                                       (13,555)      (13,555)
                                       ------------- ------------- ------------- ------------- ------------- -------------
Balances, March 31, 2002 (unaudited)       7,848,000  $      7,848  $    122,952  $    116,078  $   (248,929) $     (2,051)
                                       ============= ============= ============= ============= ============= =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of June, 2002.

/s/ Joginder Brar
- ------------------------
Joginder Brar, President
June 10, 2002