Form 10QSB
period 2002-06-30
ARBOR INC
filed 2002-08-14
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quartely report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2002

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

Yes XX  No -----

As of June 30, 2002, the Registrant had outstanding 7,848,000 shares of common stock, par value $0.001.

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2002 (unaudited) and December 31, 2001 .....................  3

        Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2002 and 2001, and cummulative from inception on February 25, 1999 through June 30, 2002 (unaudited). 4

        Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001, and cummulative from inception on February 25, 1999 through June 30, 2002 (unaudited). 5

        Statement of Changes in Stockholders' equity for the period from inception on February 25, 1999 through June 30, 2002 (unaudited). 6

        Notes to Financial Statements (unaudited)............................  7

Item 2. Plan of operation

Item 2. Plan of operation ...................................................  7

Part II - Other Information

Item 1. Legal Proceedings ...................................................  7

Item 2. Changes in Securities ...............................................  7

Item 6. Exhibits and Reports on Form ........................................  7

Signatures ..................................................................  7

Part I  Financial Information



                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS





                                                        June 30, December 31,
                                                          2002       2001
                                                     (unaudited)
                                                    ------------ ------------

                                     ASSETS
                                    -------
CURRENT ASSETS                                       $         -  $         -
                                                    ------------ ------------

                                                     $         -  $         -
                                                    ============ ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable                                  $     1,181  $     1,255
   Officer advance                                         1,000        1,000
                                                    ------------ ------------
       Total Current Liabilities                           2,181        2,255
                                                    ------------ ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
  shares authorized, 7,848,000 shares issued and
  outstanding                                              7,848        7,848
Paid-in capital                                          122,952      122,952
Contributed capital                                      129,927      102,319
  (Deficit) accumulated during the development stage    (262,908)    (235,374)
                                                    ------------ ------------

Total Stockholders' Equity (Deficit)                      (2,181)      (2,255)
                                                    ------------ ------------
                                                     $         -  $         -
                                                    ============ ============

                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            Cummulative
                                                                                              from
                                                                                           February 25,
                                                                                               1999
                                          Three Months Ended        Six Months Ended       (Inception)
                                                June 30,                 June 30,               to
                                       ------------ ------------ ------------ ------------ ------------
                                            2002         2001         2002         2001    June 30,2001
                                       ------------ ------------ ------------ ------------ ------------
REVENUES                                $         -  $         -  $         -  $         -  $         -
                                       ------------ ------------ ------------ ------------ ------------
EXPENSES
   General and administrative                13,979        1,069       27,534        6,956      262,908
                                       ------------ ------------ ------------ ------------ ------------
   Total expenses                            13,979        1,069       27,534        6,956      262,908
                                       ------------ ------------ ------------ ------------ ------------
NET (LOSS)                              $   (13,979) $    (1,069) $   (27,534) $    (6,956) $   262,908)
                                       ============ ============ ============ ============ ============

NET (LOSS) PER SHARE                          *           *           *             *
                                       ============ ============ ============ ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               7,848,000    2,616,000    7,848,000      2616000
                                       ============ ============ ============ ============

*  less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                               Cummulative
                                                                                  from
                                                                              February 25,
                                                                                   1999
                                                         Six Months Ended      (Inception)
                                                             June 30,               to
                                                   --------------------------
                                                          2002         2001   June 30,2002
                                                    ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net ( loss)                                          $   (27,534) $    (6,956) $  (262,908)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
   Common stock issued for services                                                 60,000
   Contributed services                                   27,608        1,100      129,927
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable              (74)         856        2,181
                                                    ------------ ------------ ------------
        Net Cash (Used) by Operating Activities                -       (5,000)     (70,800)
                                                    ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES                           -            -            -
                                                    ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                           -            -       70,800
                                                    ------------ ------------ ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      -            -       70,800
                                                    ------------ ------------ ------------

NET INCREASE (DECREASE) IN CASH                                -       (5,000)           -

CASH AT BEGINNING OF PERIOD,                                            6,546            -
                                                    ------------ ------------ ------------

CASH AT END OF PERIOD                                $         -  $     1,546  $         -
                                                    ============ ============ ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                                                                             During the
                                               Common Stock          Paid-in   Contributed  Development
                                            Shares       Amount      Capital     Capital       Stage        Total
                                       ------------ ------------ ------------ ------------ ------------ ------------
(audited)
Balances, at inception                            -  $         -  $         -  $         -  $         -  $         -
   Issuance of stock
   For services @ $.05 per share          1,200,000        1,200       58,800                                 60,000
   For cash @ $.05 per share              1,416,000        1,416       69,384                                 70,800
   Net (loss)                                                                                  (109,504)    (109,504)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999               2,616,000        2,616      128,184            -     (109,504)      21,296
   Contributed capital                                                              83,218                    83,218
   Net (loss)                                                                                  (101,549)    (101,549)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000               2,616,000        2,616      128,184       83,218     (211,053)       2,965
   Contributed capital                                                              19,101                    19,101
   Stock split, 3 for 1,10/12/01          5,232,000        5,232       (5,232)                                     -
   Net (loss)                                                                                   (24,321)     (24,321)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2001               7,848,000        7,848      122,952      102,319     (235,374)      (2,255)
  (unaudited)
   Contributed capital                                                              13,759                    13,759
   Net (loss) for the 1st quarter                                                               (13,555)     (13,555)
                                       ------------ ------------ ------------ ------------ ------------ ------------

 Balances, March 31, 2002
  (unaudited)                             7,848,000        7,848      122,952      116,078     (248,929)      (2,051)
   Contributed capital                                                              13,849                    13,849
   Net (loss) for the 1st quarter                                                               (13,979)     (13,979)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, June 30, 2002 (unaudited)       7,848,000  $     7,848  $   122,952  $   129,927  $  (262,908) $    (2,181)
                                       ============ ============ ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2001.


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

/s/ Joginder Brar
- ------------------------
Joginder Brar, President
Auguat 14, 2002