Form 10QSB
period 2002-09-30
ARBOR INC
filed 2002-12-04
CIK 7059

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quartely report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2002

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

Yes XX  No -----

As of September 30, 2002, the Registrant had outstanding 7,848,000 shares of common stock, par value $0.001.

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


Part I      Financial Information                                           Page

Item 1. Financial Statements:

Condensed Balance Sheets
September 30, 2002 (unaudited) and December 31, 2001 ......................... 3

Condensed Statements of Operations for the three and nine months ended
September 30, 2002(unaudited) and 2001, and cummulative
from inception on February 25, 1999 through September 30, 2002(unaudited)..... 4

Condensed Statements of Cash Flows for the nine months ended
September 30, 2002(unaudited) and 2001, and cummulative
from inception on February 25, 1999 through September 30, 2002(unaudited)..... 5

Statement of Changes in Stockholders' equity for the period
from inception on February 25, 1999 through September 30, 2002(unaudited)..... 6

Notes to Financial Statements (unaudited)..................................... 7

Item 2. Plan of operation..................................................... 7

Part II - Other Information

Item 1. Legal Proceedings .................................................... 7

Item 2. Changes in Securities ................................................ 7

Item 6. Exhibits and Reports on Form ......................................... 7

Signatures ................................................................... 7

Certifications................................................................ 8

Part I  Financial Information

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                    September 30    December 31,
                                                        2002           2001
                                                   -------------- --------------
                                                     (unaudited)
                                     ASSETS


CURRENT ASSETS                                       $          -   $          -
                                                   -------------- --------------

                                                     $          -   $          -
                                                   ============== ==============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable                                  $      1,714   $      1,255
   Officer advance                                          1,000          1,000
                                                   -------------- --------------
   Total Current Liabilities                                2,714          2,255
                                                   -------------- --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, par value $.001, 25,000,000
   shares authorized, 7,848,000 shares issued and
   outstanding                                              7,848          7,848
Paid-in capital                                           122,952        122,952
Contributed capital                                       143,646        102,319
   (Deficit) accumulated during the development stage    (277,160)      (235,374)
                                                   -------------- --------------


Total Stockholders' Equity (Deficit)                       (2,714)        (2,255)
                                                   -------------- --------------

                                                     $          -   $          -
                                                   ============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           Cummulative
                                                                                              from
                                                                                           February 25,
                                                                                               1999
                                                                                           (Inception)
                                             Three Months Ended        Nine Months Ended         to
                                                September 30,             September 30,   September 30,
                                       ------------ ------------ ------------ ------------ ------------
                                            2002         2001         2002         2001         2002
                                       ------------ ------------ ------------ ------------ ------------
REVENUES                                $         -  $         -   $        -  $         -  $         -

EXPENSES
   General and administrative                14,252        1,446       41,786        8,402      277,160
                                       ------------ ------------ ------------ ------------ ------------
   Total expenses                            14,252        1,446       41,786        8,402      277,160
                                       ------------ ------------ ------------ ------------ ------------
NET (LOSS)                              $   (14,252) $    (1,446) $   (41,786) $    (8,402) $  (277,160)
                                       ============ ============ ============ ============ ============
NET (LOSS) PER SHARE                        *           *            *             *
                                       ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               7,848,000    7,848,000    7,848,000    7,848,000
                                       ============ ============ ============ ============
*  less than $.01 per share



    The accompanying notes are an integral part of these financial statements

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Cummulative
                                                                                   from
                                                                              February 25,
                                                                                  1999
                                                                               (Inception)
                                                         Nine Months Ended          to
                                                            September 30,    September 30,
                                                    ------------ ------------ ------------
                                                        2002         2001         2002
                                                    ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net ( loss)                                        $  (41,786)  $   (8,402) $  (277,160)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
      Common stock issued for services                                              60,000
      Contributed services                                41,327        2,200      143,646
   Changes in operating assets and liabilities:
          Increase (decrease) in accounts payable            459         (344)       2,714
                                                    ------------ ------------ ------------
          Net Cash (Used) by Operating Activities              -       (6,546)     (70,800)
                                                    ------------ ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES                           -            -            -
                                                    ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from sale of common stock                       -            -       70,800
                                                    ------------ ------------ ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES            -            -       70,800
                                                    ------------ ------------ ------------

NET INCREASE (DECREASE) IN CASH                                -       (6,546)           -


CASH AT BEGINNING OF PERIOD,                                            6,546            -
                                                    ------------ ------------ ------------

CASH AT END OF PERIOD                                $         -  $         -  $         -
                                                    ============ ============ ============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                   ARBOR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                           Accumulated
                                                                                            During the
                                               Common Stock          Paid-in   Contributed  Development
                                            Shares       Amount      Capital     Capital       Stage        Total
                                       ------------ ------------ ------------ ------------ ------------ ------------
(audited)
Balances, at inception                            -   $        -   $        -   $        -   $        -   $        -
   Issuance of stock
   For services @ $.05 per share          1,200,000        1,200       58,800                                 60,000
   For cash @ $.05 per share              1,416,000        1,416       69,384                                 70,800
Net (loss)                                                                                     (109,504)    (109,504)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999               2,616,000        2,616      128,184            -     (109,504)      21,296
   Contributed capital                                                              83,218                    83,218
Net (loss)                                                                                     (101,549)    (101,549)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000               2,616,000        2,616      128,184       83,218     (211,053)       2,965
   Contributed capital                                                              19,101                    19,101
   Stock split, 3 for 1,10/12/01          5,232,000        5,232       (5,232)                                     -
Net (loss)                                                                                      (24,321)     (24,321)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2001               7,848,000        7,848      122,952      102,319     (235,374)      (2,255)
(unaudited)
   Contributed capital                                                              13,759                    13,759
Net (loss) for the 1st quarter                                                                  (13,555)     (13,555)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, March 31, 2002 (unaudited)      7,848,000        7,848      122,952      116,078     (248,929)      (2,051)
   Contributed capital                                                              13,849                    13,849
Net (loss) for the 2nd quarter                                                                  (13,979)     (13,979)
                                       ------------ ------------ ------------ ------------ ------------ ------------

Balances, June 30, 2002 (unaudited)       7,848,000        7,848      122,952      129,927     (262,908)      (2,181)
   Contributed capital                                                              13,719                    13,719
Net (loss) for the 3rd quarter                                                                  (14,252)     (14,252)
                                       ------------ ------------ ------------ ------------ ------------ ------------
Balances, September 30, 2002
(unaudited)                               7,848,000  $     7,848  $   122,952  $   143,646  $  (277,160) $    (2,714)
                                       ============ ============ ============ ============ ============ ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10K-SB for the year ended December 31, 2001.


ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders and/or management, who have financed its existence to date. Management of the Company believes that its shareholders and/or management will continue to provide the finances the Company requires, without the need to raise additional capital.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of December, 2002.

/s/ Joginder Brar
-------------------------
    Joginder Brar, President
    December 02, 2002