Form 10KSB
period 2002-12-31
ARBOR INC
filed 2003-05-01
CIK 7059

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31,2005
Estimated average burden hours per response: 946.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

: ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2002

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [      ] to [      ]

Commission File Number: 000-30516

ARBOR INC. (Exact name of small business issuer as specified in its charter)
Nevada (State of Other Jurisdiction incorporation or organization)	880448920 (I.R.S. Employer I.D. No.)
1645 South Miami Avenue, Miami, FL 33129 (Address of principal executive offices)
(305) 854-8889 (Issuer's telephone number)
Dadetron, Miami, FL 28 Lavalencia Garden, N.E., Calgary, AB T1Y 6P4 (Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:Common Stock, par value $0.001 per share
                                                                                                            (Title of class)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

: Yes 9 No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

: Yes 9 No

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

4,248,000 common shares @ $1.05(1) = $4,460,400

(1) Average of the best bid and asked prices on March 25, 2003

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes 9 No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

7,848,000 common shares issued and outstanding as of March 25, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

FORWARD LOOKING INFORMATION

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

PART I

Item 1. Description of Business.

Business Formation and Development.

Arbor, Inc. (the "Company") was incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999. We subsequently changed our name to Arbor, Inc. on December 16, 1999.

Our original business plan was to be engaged in the business of manufacturing, selling and distributing fence posts to be used by government parks, highway departments, ranchers and farmers throughout North America.. We spent considerable time researching and contacting various parties who could either provide materials such as labor, lumber, equipment, and a location to conduct our operations. We raised a certain amount of capital through private placement offerings and hoped to raise the additional capital we needed to commence operations once we were a public company. It took over twelve months for our Form 10SB to be cleared by the Securities and Exchange Commission making us a public reporting company. Raising additional capital for our original business plan proved to be difficult given the equity market conditions in 2001. Ultimately were forced to abandon our original business and look at other business options for the Company. This included bringing in a new director or directors who could help with the new business direction selected and who had an ability to raise money.

In 2002, our previous board of directors commenced discussions with Messrs. Costas Takkas and Robert Miller about possible business directions for Arbor, Inc. Messrs. Takkas and Miller have experience with successfully developing a number of public and private start-up companies. Two possible projects were brought to the attention of the Board of Directors. The first, building a development corporation focused on North and South America with the first project being in Brazil. The second, the acquisition of a technology company. After further investigation and due consideration our previous Board of Directors decided to move towards changing the business direction of the Company as primarily a development corporation.

Mr. Costas Takkas joined our Board of Directors and became responsible for the management of the our new business direction in 2003. Our previous Board of Directors resigned shortly thereafter Mr. Stephen Spoonamore joined our Board of Directors and Mr. Robert Miller accepted the office of Treasurer and Vice-President of Investor Relations.

Our Business.

We focused on actively seeking out undervalued development companies in North and South America and provide financial resources and leadership to ensure their success. Currently we are involved with two projects; the Brazil Project and the Abucco Project.

The Brazil Project. We have signed a letter of intent to provide a convertible loan of US$ 3,000,000 to CPL Construcoes e Comercio Inc. (CPL). CPL is a Delaware incorporated company. CPL intends to use the convertible loan to construct 24,000 low-income housing over a nine year period in the city of Piracicaba, in the state of San Paulo, Brazil. The project will be developed in three stages, with 1,300 houses in Stage 1, 5,700 houses in Stage 2 and 17,000 houses in Stage 3. Exponential growth in successive stages will be fueled by the revenues from the previous stages. CPL plans to commence construction sometime in the second quarter of 2003.

Under the terms of the letter of intent the convertible loan is repayable over a three year period with a guaranteed return of $1,500,000. We have the option to convert our interest in the guaranteed return to a 20% interest in CPL during Stage One of the development. We also have the option to acquire another 30% of CPL for a total ownership position of 50% of CPL on payment of $750,000 to CPL anytime during the end of Stage One and the beginning of Stage Two of residential unit development by CPL. If we exercise these various investment options we will participate in the profits obtained by CPL on the sale of the residential units in accordance to our share ownership position.

The repayment and guaranteed return of $1,500,000 to us will be collateralized against land in the state of Tocantins, Brazil, owned by CPL, valued at over $5,000,000, in addition to all assets of the Piracicaba properties being developed by CPL.

Housing Market in Piracicada, Brazil. We believe Piracicaba is a target for unprecedented foreign industrial investment in the next ten years. An industrial infrastructure has already developed and is continuing to develop driving the need for housing for the growing population of workers attracted to the area. EMDHAP, a local governmental body whose function it is to house applicants who qualify for government guaranteed mortgages, has confirmed there are over 15,000 eligible families currently awaiting homes in Piracicaba. Currently, need far outstrips supply.

Location. Piracicaba is located 180 km from the city of Sao Paulo with a population of approximately 330,000. Piracicaba is part of the Tiete-Parana River Basin, which stretches 750 miles south to Buenos Aires. It is along this river basin where most of the major international companies with operations in Brazil are located, including: Ford, Volkswagen, GM, Shell, Fiat, Esso, Texaco, Mercedes Benz, Caterpillar, and Nabisco. The Piracicaba region has a well developed transportation system with highways, rail transportation, and a 24 hour airport. It features vast energy resources, water treatment centers that supply potable water to 100% of the population and an award-winning sewage system that services 97% of the population. Telecommunications are similar to any developed city, with direct dial, international direct dial and cellular phone systems in place.

Building Plan. CPL is currently negotiating the acquisition of options to develop over 4,000,000 m2 raw land in Piracicaba. As previously discussed, the project will be developed in three stages, with 1,300 houses in Stage 1, 5,700 houses in Stage 2 and 17,000 houses in Stage 3. The units will primarily consist of two bedroom, approximately 450 square foot homes. Infrastructure will include water distribution, sanitary sewage and modern electrical systems. Each unit includes the house and approximately 1700 square feet (181m2) of land on which it rests, making this a desirable alternative to condominiums and other strata developments, where land ownership is not concurrent and conditions are more congested. Land will be set aside, as required by law, for the construction of community services as deemed appropriate by local authorities. In addition, the construction plans developed by CPL include commercial sites that will be leased to shopkeepers and other local businesses. Local government is obligated under the terms of the planning agreements to provide easy access to public transportation, schools, hospitals, supermarkets and other public services.

Competition. The residential homebuilding industry is highly competitive. We (CPL) compete against numerous homebuilders and others in the real estate business in and near the areas where CPL's proposed communities are located. Our principal competitors are primarily local public company homebuilders. We may compete for investment opportunities, financing, available land, raw materials and skilled labor with entities that possess greater financial, marketing and other resources than us. Competition may increase the bargaining power of property owners seeking to sell and industry competition may increase if there is future consolidation in the real estate development industry.

Governmental Approvals and Environmental Laws. We (CPL) are subject to local and state laws and regulations concerning zoning, design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that eventually can be built within the boundaries of a particular area. When made, these assessments can have a negative impact on our sales by raising the price that home buyers must pay for our homes.

We are also subject to local, state and federal laws and regulations in Brazil concerning the protection of the environment. The environmental laws that apply to a given homebuilding site depend upon the site's location, its environmental conditions and the present and former uses of the site and its adjoining properties. Environmental laws and conditions may result in delays, or cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

Relationship with One of Our Directors. Mr. Costas Takkas, our President, Chief Executive Officer and a director of our Company has a pre-existing relationship with CPL. Mr. Takkas is owed $2,000,000 from CPL for loans made by Mr. Takkas to CPL for registration and taxes on the land owned by CPL in Tocantins, Brazil, working capital, legal opinions from various attorneys and other costs relating to financing sought for the project. Mr. Takkas has agreed to assign $1,000,000 of his interest in this debt to Arbor. Therefore, $1,000,000 of the $3,000,000 convertible loan we intend to provide to CPL will represent this pre-existing debt and $2,000,000 will be in new cash.

The Abucco Project. On March 18, 2003, we entered into a letter of intent to acquire Abucco Technology Inc., a British Columbia based technology company ("Abucco"). Under the letter of intent we have agreed to issue 4,786,000 shares of our common stock for all the assets of Abucco. This transaction is conditioned on us raising and providing Abucco with US one million dollars by September 30, 2003. Abucco intends to use these funds to expand its marketing and sales, production, and client support functions for Abucco's product roll-out.

Abucco Product Line. Abucco has developed seven different product solutions using an open-architecture platform of software and embedded hardware components which converges wireless, cellular, and Internet communication technologies with interoperable monitoring and control functions for a wide range of industries in global markets. These products include:

a.	eLark SmartAccess - an inter-operable access control and security appliance/gateway providing smart card and biometric finger print based people identification. It provides a direct control of 8 doors. eLark can also monitor any environmental variables such as motion, temperature, humidity, CO, etc.
b.	eRaven EnviroGuard - Equipment (e.g. computer, telco) Environment Monitoring Appliance providing via web phone/pager early diagnosis of abnormal environmental levels in temperature, humidity, voltage, noise, security breach, etc. to help prevention of equipment failure and disruption of service.
c.	eColibri SmartIPRouter - Lighter version of eRaven providing mostly IP routing and Web hosting, excluding the direct control functions.
d.	eHawk IntelliHome - An inter-operable home automation gateway/appliance enabling control of lights, heating, security, and various home appliances from a distance via a web browser, web phone or PDA.
e.	eDove UtilMeter - Internet gateway for remote energy consumption monitoring (electricity, gas, water, metering).
f.	ePenquin HeatCool - An inter-operable heating and cooling supervisory system. It takes environmental measurements and switches the boilers, fans, lights, pumps, etc. in order to maintain the desired indoor climate while minimizing energy consumption.
g.	eSeagull ShipShape - A yacht or vessel environment monitoring system. While a yacht is anchored in a marina vital signs, such as flood, fire, intrusion, low battery, and other parameters, are monitored and alerts are generated wirelessly to the marina supervisor as well as to the mobile phone of the vessel owner.

Abucco believes its bundled solutions provide universal remote access from anywhere, deliver security and energy consumption efficiencies, are simple to install and maintain, and are cost effective. Abucco builds in "always in control" capacity in its basic platform design, enabling users to remotely respond to diagnosed problems, saving both time and money.

Market for Abucco Products. The potential for the Abucco's automation, control and monitoring products includes a broad range of industrial and commercial businesses. Abucco Open-architecture platform is based on industry standards, standard communications protocols and therefore it offers easy interfacing (inter-operability) with thousands of 3rd party devices. Abucco intends to develop more and more such components and use them for creation of variety of products and to license its Open-architecture platform to 3rd party developers for rapid development of their products and have them contribute their components to Abucco's platform.

Competition. Abucco has substantial competition for its automation and control solution technologies currently. Many of these competitors are well established and larger in terms of total sales volume. Among the larger competitors are: Honeywell International Inc., Danaher Controls, Red Lion Controls, Control Concepts, Siemens A.G., Durant Corporation, and Contrex, Inc. Design, quality and multiplicity of application, rather than price, are the focus of competition in selling these products. Abucco's competitive advantages are that its products are sold as ready-to-install units and that its products have a wide range of applications. Abucco's major disadvantages include the fact that its major competitors are much larger, have a broader variety of sensing instruments, and have larger sales forces and greater name recognition.

Risk Projects Will Not Be Completed

At this stage all we have is a letter of intent with the principals of the the Brazil Project and Abucco Project. Both require us to advance substantial funds in order to secure these business opportunities and enter into formal binding agreements. We currently do not have the funds necessary to advance either of these projects. We must raise additional equity capital sufficient to advance one or both of these projects within the next three months or we will lose one or both of these projects. There is no guarantee we will be able to raise the funds necessary in the time required or that we will be able to negotiate an extension should we need one to raise sufficient funds to proceed. We also require additional capital to pay our ongoing administrative expenses. If we are unable to raise the funds we require either through equity financings or loans from our directors or others we may also face being able to continue as a going concern.

Government Regulation

Sarbanes-Oxley Act of 2002. In August 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 into law, and several new rules and regulations were announced thereafter. Among other things, the Sarbanes-Oxley Act of 2002 imposes new corporate governance, reporting, and disclosure requirements; introduces stricter independence and financial expertise standards for audit committees; and imposes stiff penalties for securities fraud. In addition, the United States Securities and Exchange Commission and all domestic securities markets are considering proposals on related corporate governance topics. The Sarbanes-Oxley Act of 2002 and the related rules and regulations will likely increase the scope, complexity and costs of our corporate governance, reporting, and disclosure practices, and may increase the risk of personal liability for our board members, chief executive officer, and chief financial officer. Consequently, it may become more difficult to attract and/or retain such individuals, and may result in a decrease in the number and/or quality of board members, which may materially and adversely affect our business, operating results, and financial condition and our ability to meet listing the criteria of an exchange other than the OTC Bulletin Board or PinkSheets.

Employees

We do not have any employees other than our directors and officers. We retain consultants and plan to joint venture with others on a contract basis to meet our internal corporate needs and develop our business.

Reports to Securities Holders

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

Although our Internet site (http://www.arborinc.net) does not contain our reports, you may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 2. Description of Property

Principal Offices

Our principal offices of 1,000 square feet are located at 1645 South Miami Avenue, Miami Florida 33129. This office space is provided as part of the service contract we have entered into with Auron 2000, a company wholly owned by Mr. Robert Miller our Treasurer and Vice President of Investor Relations. This arrangement is expected to continue until such time as our business expands to the point which necessitates its relocation, as to which no assurances can be given.

Item 3. Legal Proceedings

The Company had no legal proceedings in 2002 and none are pending.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a shareholder vote during the fourth quarter of the 2002 fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters

General

The Company trades on the Over The Counter Bulletin Board ("OTCBB") under the symbol "ARBR". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares for each full financial quarter for the two most recent full fiscal years were as follows:

Quarter Ended	High	Low
December 31, 2002	$1.98	$0.49
September 30, 2002	$1.48	$0.95
June 30, 2002	$3.05	$0.45
March 31, 2002	$3.70	$1.60
December 31, 2001	$1.80	$0.35
September 30, 2001	$0.51	$0.37
June 30, 2001	$0.58	$0.33
March 31, 2001(2)	$0.00	$0.00

As of March 28, 2003, the shareholders' list for our common shares showed three registered shareholders of record and 7,848,000 common shares issued and outstanding. The majority of our securities, 4,248,000 common shares, are held in the name of Cede & Co, a depository trust company for brokerage firms.

Dividend Policy

We have never declared a dividend on our Common Stock. We have not paid, nor declared, any dividends since our inception and we do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management Discussion and Analysis

Plan of Operations for Next Twelve Months

We intend to pursue both the Brazil Project and the Abucco Project over the next twelve months. Our plans are as follows:

  Immediately start work on conducting a private placement or series of private placements with accredited investors to raise a minimum of $3,000,000 in equity capital.
  Formalize the convertible loan documentation and revolving line of credit for the Brazil Project.
  Begin advancing funding under the revolving line of credit for the Brazil Project.
  Enter into a formal merger agreement with Abucco Technology Inc.
  Advance $1,000,000 to Abucco Technology Inc.
  Complete merger/acquisition of the assets of Abucco Technology Inc.
  Evaluate construction progress of Brazil Project and if appropriate consider converting a portion of loan into an equity position in CPL Construcoes e Comercio Inc.
  Work to advance the business objectives of the Abucco Project and the Brazil Project.

To date, the efforts of our Board of Directors and Management have been concentrated on the investigation of business opportunities, negotiations with various parties and the planning stages of the new business direction selected for the Company. Messrs. Costas Takkas and Robert Miller have been instrumental in gathering the information required and traveling to Brazil and Canada to negotiate suitable business ventures for the Company.

Need for Additional Financing

We have signed letters of intent with two different parties which requires us to raise an aggregate total of US$ 3,000,000. Under the letter of intent we signed with CPL Construcoes e Comercio Inc. we have agreed to provide a revolving line of credit in the form of a secured convertible debenture. Funds are to be provided in tranches of US$ 500,000 as construction progresses on the various development properties. We are required to start advancing funds to CPL Construcoes e Comercio Inc. Under the letter of intent we signed with Abucco Technology Inc., we are required to raise US$ 1,000,0000 before we will be able to effect the stock acquisition of assets Abucco Technology Inc. We are required to raise this funds on or before September 30, 2003. If we fail or are unable to provide the funding as required for these two projects we will lose the business opportunity they represent.

As of March 28, 2003, we had US$ 6,546 in cash on hand. We intend to conduct one or more private placements in the next three months in order to raise the capital we need to complete our stated business plans and to meet our cash needs required to comply with the continuing reporting requirements of the Securities and Exchange Commission and our other financial needs. If we are unable to raise any or only a portion of the funds required we may be forced to abandon one or both of our stated business projects.

Our current Board of Directors has informally agreed to lend us money and/or invest in the Company to meet our day to day working capital needs and to finance the cost of any private placement we may undertake. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow us to complete a private placement at the level we require, or that one of our projects will be successful if funded. Even if we are successful in raising the initial funds required for both or either of our projects it is likely that our needs for additional financing will increase substantially. In addition, current management is under no obligation to continue to extend credit to us and/or invest in us, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

7

Expansion of Employee Base

If we are successful in implementing our current business plans we anticipate a rapid increase in the number of employees. This is particularly true if we acquire the assets of Abucco Technology Inc. either as a share acquisition or a straight asset transaction. Currently Abucco Technology Inc. employs seven people and anticipates needing to hire an additional four people as part of its business expansion plans.

Research and Development.

Over the past two fiscal years, we have spent approximately $80,000 on research and development activities, comprised primarily of investigating potential business opportunities and website development costs.

Results of Operation

We have not generated any revenues as of December 31, 2002. As a result, revenues for the twelve months ended December 31, 2002 were $0, compared to $0 for the twelve months ended December 31, 2001.

The Company had no assets as of December 31, 2002 and December 31, 2001.

Current liabilities of the Company at December 31, 2002 were $85,514 and long-term liabilities were $0. These amounts were more than the current liabilities of $255 and long-term liabilities of $0 at December 31, 1999.

Item 7. Financial Statements and Supplementary Data

The audited financial statements of the Company and related Notes which are included in this filing have been examined by Braverman and Company, P.C., Certified Public Accountants, and have been so included in reliance upon the opinion of such accountants given upon their authority as experts in auditing and accounting.

Financial Statements

Our Financial Statements, include the following items which constitute Item 7 of Form 10-KSB, can be found in immediately following Item 14 below.

Auditor's Report dated April 25, 2003.

Balance Sheets as at December 31, 2002

Statements of Operations for the year ended December 31, 2002

Statement of Stockholders' Equity for the year ended December 31, 2002

Statements of Cash Flows for the year ended December 31, 2002

Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our original accountant was Barry L. Friedman. Mr. Friedman passed away on January 27, 2001, prior to commencing the audit for our fiscal period ended December 31, 2000. The Board of Directors of the Company at the time, appointed Braverman & Company, P.C. as our independent accountants. Since our inception, the principal independent accountants for the Company have neither resigned nor been dismissed, and there have been no disagreements between us and our principal independent accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Identification of Directors and Executive Officers.

The following table sets forth the names of all current directors and executive officers of the Company as of March 31, 2003. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position with the Company	Date Position First Held
Costas Takkas	46	President, Chief Executive Officer and Director	October 2, 2002
Stephen Spoonamore	38	Secretary and Director	March 21, 2003
Robert H. Miller	49	Treasurer and Vice-President Investor Relations	March 21, 2003

The principal occupation and business experience during the last five years for each of our present directors and executive officers are as follows:

Costas Takkas, President, Chief Executive Officer and Director. Over the past eight years Mr. Takkas has been taking an active role in speculative projects in which he has chosen to invest his time and money. He has served as a director of the following TSX Venture Exchange (fka the "VSE") companies: Western Trade Ltd. (1999-?); Serena Resources Ltd. (1998-2001); Emerald Mining Corp. (1998-1999); Future Avenir Corp. (1995-1996); BWI Resources Ltd. (1995-1996); Westpine Metals Ltd. (1993-1994); Alpine Exploration Corp. (199301994); Paytel Industries Ltd. Mr. Takkas also served as a director of Stamford International Inc. (1997-1998); and Ourominas Minerals Inc. (1996-1997) two Toronto Stock Exchange listed companies. He also held the office of Vice President Finance of Paytel Industries Ltd. (1992-1994) and Westward Exploration Ltd. (1991-1995) two other VSE listed companies. Mr. Takkas is a member of the A.C.A. and obtained his designation as a chartered accountant from the Institute of Chartered Accountants in England & Wales in 1982. He graduated with a B.Sc. (Hons.) and Associate to the Royal College of Science in Physics from the Imperial College of Science and Technology in 1978.

Stephen Spoonamore, Secretary and Director. Over the last 20 years, Mr. Spoonmore has founded twelve companies and assisted many others. In 2001, he founded and currently acts as CEO of DVDojo which provides DVD shooting, editing and production training and equipment in New York City. In 1999 he co-founded RSW Management a construction management firm which he sold in 1999 to a larger construction management firm. In 1995 founded CPR-Group which provided studio and show design services to a wide client base. Mr. Spoonamore broke up this company in 2002 and sold his existing contracts. Mr. Spoonamore currently serves on the Board of Advisors of PROMIA Corp., a private company which provides COBRA based security and intrusion software to government, military and banking clients.

Robert H. Miller, Treasurer and Vice-President Investor Relations. Mr Miller brings to us over 15 years of experience in building public and private companies. Mr. Miller currently serves on the board of directors of Phage Therapeutics International, Inc., a PinkSheet listed biotechnology company (since March 2001), its private company subsidiary Phage Therapeutics Inc. (since March 2001), Savant Biomedical Inc., a private biotechnology company which has significant equity investments in Life Science Biospan Inc. And Greenspan Corporation; Stamford International Inc., an over the counter Toronto Stock Exchange listed holding company (since 1999) and Digital Snaps, Inc., a private digital inventory technology company (since 2000). In the past he served director of: Nanovation Technologies Inc. (1996-1999) a private company involved in the design and development of integrated photonic circuits for the fiber optic industry; Zmax Corporation (1996-1998), a private computer software development company; Consolidated Madison Holdings Ltd. (1990-1996), a private company involved in the acquisition and development of Brazilian mineral properties which was merged into Ourominas Minerals Inc. a Toronto Stock Exchange Company in 1996; and Crystallex International Corp.(1990-1994), a gold mining company with production in Uruguay and Venezuela. Crystallex International Corp. is listed on the Toronto Stock Exchange and American Stock Exchange.

Significant Employees.

We have no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Family Relationships.

There are no familial relationships between members of our Board of Director or our executive officers.

Involvement in Certain Legal Proceedings.

Other than disclosed below, during the past five years, none of our directors, or persons nominated to become a director, or executive officer, promoter or control person:

  was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
  was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  as found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Mr. Miller was a director of Nanovation Technologies Inc. from 1996 to 1999. Nanovation is currently in Chapter 7.

Audit Committee Financial Expert.

Our Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee, namely Costas Takkas. Mr. Takkas would not be considered independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Securities Exchange Act ("SEC"). Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

-	An understanding of generally accepted accounting principles and financial statements;
-	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
-	Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
-	An understanding of internal controls and procedures for financial reporting; and
-	An understanding of audit committee functions.

Mr. Takkas received his designation as a chartered accountant from the Institute of Chartered Accountants in England and Wales in 1992. Early in his career he worked as a chartered accountant and auditor. He is now self-employed investing his time money in speculative projects.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the Securities and Exchange Commission. Based solely upon the our reliance on the verbal and written representations of our directors, and officers, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics.

We do not have a code of ethics. The Board of Directors intends to discuss the preparation and adoption of a Code of Ethics at its next meeting. The Securities and Exchange Commission has just implemented a requirement that companies disclose whether they have a code of ethics, where that code can be obtained and if no code exists the reason why. These requirements have emerged from the Sarbanes Oxley Act introduced in August 2002. We currently do not have a code of ethics as it is a new regulatory requirement and a formal written code of ethics was not something we believed would benefit our company given its size. We are re-examining this position.

Item 10. Executive Compensation

Summary Compensation Table for 2002.

None of the Company's officers and directors receives any cash compensation at this time. The Company does plan to initiate a compensation schedule for its directors and officers once the Company is in operation.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts
Costas Takas President, CEO and Director(1)	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joginder Brar President, CEO and Director(2)	2002 2001 2000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 600,000(3) Nil	Nil Nil Nil	Nil $30,000 Nil

Notes:

(1)	Mr. Takkas was appointed President, Chief Executive Officer and a director of our company in March 2003.
(2)	Mr. Brar resigned as President of our company in March 2003.
(3)	The total value of the services rendered by Mr. Brar was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2002 to our named executive officers or any other parties.

Long-Term Incentive Plans.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Compensation of Directors.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2002. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a Director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment or Change of Control

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

In 2002, we retained a consultant, Auron 2000, to assist in the management of the Company. The services to be rendered include administrative duties, contract negotiations, financing services and shareholder communication. Auron 2000 received compensation of $3,000 per month plus expenses. Auron 2000 was wholly-owned by Robert H. Miller who holds the office of Treasurer and Vice-President of Investor Relations of the Company up until January 2003, when he sold his interest in Auron 2000. We have verbally agreed to engage Prosper Financial Inc. to provide the services Auron 2000 formerly provided to us under the same terms as our engagement with Auron 2000. Prosper Financial Inc. is owned by Camilla Maz, the wife of Mr. Miller.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan

The following table provides information as of December 31, 2002, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	N/A	N/A	N/A

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as at March 28, 2003, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Joginder Brar(2) (former President, Chief Executive Officer and Director) 28 Lavalencia Gds. NE Calgary, Alberta T1Y 6S4	1,800,000	22.94%
Jaroslav Zubik(2) (former Secretary and Director) 6427 Dalton Dr. NW Calgary, Alberta T3A	1,800,000	22.94%
Costas Takas(2) President, Chief Executive Officer and Director	0(3)	0%
Stephen Spoonamore Secretary and Director 3245 E. 17th Avenue Vancouver, BC, Canada V5M 2N9	0(4)	0%
Robert H. Miller Treasurer and Vice-President Investor Relations	7,000	0.0009%
Officers and Directors as Group	3,600,000	45.87%

Notes:

(1)	Based on 7,848,000 shares of common stock issued and outstanding as of March 28, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Messrs. Brar, Zubik and Takkas have entered into an agreement whereby Mr. Takkas will acquire all of the stock holdings in our company currently held by Messrs. Brar and Zubik. At that time Mr. Takkas will control3,600,000 shares of common stock of our company or 45.87% of the total issued and outstanding share capital.

Changes in Control.

Mr. Costas Takkas has entered into an agreement with Messrs. Brar and Zubik whereby he will acquire all of their stock holdings in our company. At that time Mr. Takkas will control3,600,000 shares of common stock of our company or 45.87% of the total issued and outstanding share capital. We are unaware of any other contract or arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions

During the year ended December 31, 2002, there were no transactions involving related parties.

We have retained a consultant, Auron 2000, to assist in the management of the Company. The services to be rendered include administrative duties, contract negotiations, financing services and shareholder communication. Auron 2000 will receive compensation of $3,000 per month plus expenses. Auron 2000 is wholly-owned by Robert H. Miller who holds the office of Treasurer and Vice-President Investor Relations of the Company.

Mr. Costas Takkas, our President, Chief Executive Officer and a director of our Company has a pre-existing relationship with CPL Construcoes e Comercio Inc. Mr. Takkas is owed $2,000,000 from CPL for loans made by Mr. Takkas to CPL for registration and taxes on the land owned by CPL in Tocantins, Brazil, working capital, legal opinions from various attorneys and other costs relating to financing sought for the project. Mr. Takkas has agreed to assign $1,000,000 of his interest in this debt to Arbor. Therefore, $1,000,000 of the $3,000,000 convertible loan we intend to provide to CPL will represent this pre-existing debt and $2,000,000 will be in new cash.

Conflicts Related to Other Business Activities. The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

Exhibit
Number      Exhibit Title

3.1              Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
3.2              Bylaws (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
3.3              Certificate of Amendment to Articles of Incorporation, dated December 9, 1999 (incorporated by reference from our Form 10-SB/A, filed January 30, 2001)
10.1            Letter Agreement with CPL Construcoes e Comercio Inc.
10.2            Letter of Agreement with Abucco Technologies Inc.
31.a            Section 302 Certificate of CEO
31.b            Section 302 Certificate of CFO
32.a            Section 906 Certificate of CEO
32.b            Section 906 Certificate of CFO

Reports of Form 8-K

None

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this annual report on Form 10-KSB. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in internal controls.

There were no significant changes in the Company's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

FINANCIAL STATEMENTS

ARBOR, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2002

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
Calgary, Alberta, Canada

We have audited the accompanying balance sheet of Arbor, Inc. (a Nevada corporation in the development stage) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period then ended and for the period from February 25, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arbor, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period then ended and for the period from February 25, 1999 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Braverman & Company, P.C.

Braverman & Company, P.C.
Prescott, Arizona
April 25, 2003

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2002

ASSETS

CURRENT ASSETS	$ -

$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 24,703
Accounts payable related party	59,811
Officer advance	1,000

Total current liabilities	85,514

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 25,000,000
shares authorized, 7,848,000 issued and
outstanding	7,848
Paid-in capital	122,952
Contributed capital	102,319
(Deficit) accumulated during the development stage	(318,632)

Total Stockholders' Equity	(85,514)

$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F-2

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			Cummulative
			From February 25,
			1999
			(Inception)
			to
	Year Ended December 31,		December 31,
	2002	2001	2002

REVENUE	$ -	$ -	$ -

EXPENSES
General and adminstrative	83,120	24,321	318,493
Interest	139		139

TOTAL EXPENSES	83,259	24,321	318,632

NET (LOSS)	$ (83,259)	$ (24,321)	$ (318,632)

NET (LOSS) PER COMMON SHARE-BASIC	$ (0.01)	*

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	7,848,000	7,848,000

* Less than $.01 per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F-3

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
					During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Amount	Capital	Capital	Stage	Total

Balances, at inception	-	$ -	$ -	$ -	$ -	$ -
Issuance of stock
For services @ $.05 per share	1,200,000	1,200	58,800			60,000
For cash @ $.05 per share	1,416,000	1,416	69,384			70,800
Net (loss)					(109,504)	(109,504)

Balances, December 31, 1999	2,616,000	2,616	128,184	-	(109,504)	21,296
Contributed capital				83,218		83,218
Net (loss)					(101,549)	(101,549)

Balances, December 31, 2000	2,616,000	2,616	128,184	83,218	(211,053)	2,965
Contributed capital				19,101		19,101
Stock split, 3 for 1	5,232,000	5,232	(5,232)			-
Net (loss)					(24,321)	(24,321)

Balances, December 31, 2001	7,848,000	7,848	122,952	102,319	(235,374)	(2,255)
Net (loss)					(83,259)	(83,259)

Balances, December 31, 2002	7,848,000	$ 7,848	$ 122,952	$ 102,319	$ (318,632)	$ (85,514)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

F-4

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			Cummulative
			From February 25,
			1999
			(Inception)
			to
	Year Ended December 31,		December 31,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	$ (83,259)	$ (24,321)	$ (318,632)
Contributed services	-	19,101	102,319
Issuance of common stock for services			60,000
Increase (decrease) in cash
resulting from changes in:
Accounts payable	83,259	(1,326)	85,513

NET CASH USED BY OPERATING ACTIVITIES	-	(6,546)	(70,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	70,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,800

NET INCREASE IN CASH	-	(6,546)	-

CASH, BEGINNING OF PERIOD	-	6,546	-

CASH, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTARY INFORMATION

Interest paid during the period	$ 139		$ 139

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

2001

For federal income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2001, accumulated deductible expenses incurred since inception of $147,566, resulted in a $36,389 deferred tax asset. A valuation allowance of $36,389 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. None of the $87,818 of expenses constituting the majority of contributed capital is deductible for federal income tax purposes. There is no net operating loss carry-forward at December 31, 2001. For the year 2001 the tax deductible expenses were $19,721 and the deferred income tax benefit and offsetting valuation allowance were $4,930.

2002

For 2002 the tax deductible expenses incurred totaled $83,259 and the associated income tax benefit and valuation allowance were $20,815.

ARBOR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) "Earnings Per Share". Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The effect of the three for one forward stock split during October 2001 has been applied retroactively to all periods presented.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered losses since inception, has a negative working capital and a deficit in stockholders' equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, and/or achieve profitable operations. Management's plan is to pursue one or more private placements for a minimum of 3 million dollars in order to enter into the acquisitions as further described in the notes to financial statements (subsequent events). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - RELATED PARTY TRANSACTIONS

Capital Contributed by Management

Capital contributed for the year ended December 31 2001, provided by management without future reimbursement, has been expensed in the accompanying statements of operations. Amounts contributed were either paid by management or incurred and valued at fair value by management. For the year 2001, they totaled $19,101.

Auron 2000

Auron 2000, a company owned by an officer of the Company, provided management and office overhead for the Company during the year of $59,811.

ARBOR, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RESTATEMENT OF PRIOR QUARTERS OF 2002

The Company has filed on Form 10-QSB for each of the fiscal quarters ended March 31, June 30 and September 30, 2002 financial statements disclosing contributed capital of $13.759, $13,979 and $14253, respectively. Those amounts have been restated as accounts payable in lieu of contributed capital, inasmuch as management of the Company has determined that such corrections are now required. There was no effect on net loss, or loss per share. The only effect was to decrease total stockholders equity and increase the current liabilities of the Company by the amounts reflected above.

NOTE 4 - SUBSEQUENT EVENTS

LETTERS OF INTENT

The Brazil Project

The Company is required to provide a convertible loan of 3 million dollars to Construcoes e Comercio, Inc. (CPL), a Delaware corporation, of which 2 million dollars will be in cash. The balance of 1 million dollars was pre-existing debt already provided to CPL by a creditor who is to assign his interest in the loan to the Company. The creditor joined the Company as a director and became responsible for its management in 2003.

Under the arrangements of the letter of intent, the loan is repayable in 3 years with a guaranteed return of 1.5 million dollars which may be converted into a 20 percent interest in CPL. An option for $750,000 will be provided to the Company to acquire an additional 30 percent interest during a specified time period . Collateral is to be provided for the loan consisting of land owned by CPL and all other assets, being developed by CPL over a 9 year period in the city of Piracicaba in the State of San Paulo, Brazil.

The Abucco Project

The Company may acquire Abucco Technology, Inc., a British Columbia based technology company (Abucco) for 4,786,000 restricted common shares of the Company, for all of the common stock outstanding of Abucco. In addition 1 million dollars is to be provided by the Company by September 30, 2003, to expand sales and marketing, production and client support functions.

Abucco has developed seven different product solutions using an open-architecture platform of software and embedded hardware components, which converge, wireless cellular, and internet communications technologies with interoperable monitoring and control functions for a wide range of industries in global markets.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arbor, Inc.

/s/ Costas Takkas

By: ________________________________

Costas Takkas, President and CEO/Director
Date: May 1, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Costas Takkas By: ________________________________ Costas Takkas, President and CEO/Director Date: May 1, 2003	/s/ Stephen Spoonamore By: ________________________________ Stephen Spoonamore, Secretary and Director Date: May 1, 2003