Form 10QSB
period 2003-03-31
ARBOR INC
filed 2003-05-19
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-30516

ARBOR, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0448920 (IRS Employer Identification No.)

1645 South Miami Avenue, Miami, FL 33129 (Address of principal executive offices)

(305) 854-8889 (Issuer's telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

7,848,000 common shares issued and outstanding as of May 15, 2003

Transitional Small Business Disclosure Format (Check one): [  ]  Yes    [  ] No

ARBOR, INC.

INDEX

FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Arbor, Inc. ("Arbor" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Arbor's financial statements and the notes thereto contained in Arbor's Audited Financial Statements for the year ended December 31, 2002, in the Form 10-KSB as amended filed with the SEC on May 1, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

ARBOR, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

FINANCIAL STATEMENTS TABLE OF CONTENTS

		Page
Part I	Financial Information

Item 1.	Financial Statements:

	Condensed Balance Sheets
	March 31, 2003 (unaudited) and December 31, 2002	4

	Unaudited Condensed Statements of Operations for the
	three months ended March 31, 2003 and 2002, and cummulative
	from inception on February 25, 1999 through March 31, 2003	5

	Unaudited Condensed Statements of Cash Flows for the
	three months ended March 31, 2003 and 2002, and cummulative
	from inception on February 25, 1999 through March 31, 2003	6

	Statement of Changes in Stockholders' equity for the period
	from inception on February 25, 1999 through March 31, 2003 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of operation	9

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS

CURRENT ASSETS-Cash in bank

	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 84,500	$ 24,703
Accounts payable related parties	27,511	59,811
Officer advance	1,000	1,000

Total Current Liabilities	113,011	85,514

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,848,000 shares issued and
outstanding	7,848	7,848
Paid-in capital	122,952	122,952
Contributed capital	102,319	102,319
(Deficit) accumulated during the development stage	(346,130)	(318,632)

Total Stockholders' Equity (Deficit)	(113,011)	(85,514)

	$ -	$ -

The accompanying notes are an integral part of these financial statements

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cummulative
			from
	Three Months Ended		February 25,
	March 31,		1999 (Inception) to
	2003	2002	March 31, 2003

REVENUES	$ -	$ -	$ -

EXPENSES
General and administrative	27,497	13,555	345,991
Interest			139

Total expenses	27,497	13,555	346,130

NET (LOSS)	$ (27,497)	$ (13,555)	$ (346,130)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,848,000	7,848,000

* less than $.01 per share

The accompanying notes are an integral part of these financial statements

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cummulative
			from
			February 25,
			1999
	Three Months Ended		(Inception)
	March 31,		to
	2003	2002	March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net ( loss)	$(27,497)	$(13,555)	$ (346,130)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services			60,000
Contributed services		13,759	102,319
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	27,497	(204)	113,011

Net Cash (Used) by Operating Activities	-	-	(70,800)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	70,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	70,800

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD,			-

CASH AT END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTARY INFORMATION

Interest paid during the period			$ 139

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS 6

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
					During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Amount	Capital	Capital	Stage	Total

Balances, at inception	-	$ -	$ -	$ -	$ -	$ -
Issuance of stock
For services @ $.05 per share	1,200,000	1,200	58,800			60,000
For cash @ $.05 per share	1,416,000	1,416	69,384			70,800
Net (loss)					(109,504)	(109,504)

Balances, December 31, 1999	2,616,000	2,616	128,184	-	(109,504)	21,296
Contributed capital				83,218		83,218
Net (loss)					(101,549)	(101,549)

Balances, December 31, 2000	2,616,000	2,616	128,184	83,218	(211,053)	2,965
Contributed capital				19,101		19,101
Stock split, 3 for 1	5,232,000	5,232	(5,232)			-
Net (loss)					(24,321)	(24,321)

Balances, December 31, 2001	7,848,000	7,848	122,952	102,319	(235,374)	(2,255)
Net (loss)					(83,259)	(83,259)

Balances, December 31, 2002	7,848,000	7,848	122,952	102,319	(318,632)	(85,514)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ARBOR ACQUISITION, CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
March 31, 2003 and 2002

Note 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002 have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - SUBSEQUENT EVENTS

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

Abucco has developed seven different product solutions using an open-architecture platform of software and embedded hardware components which converge wireless cellular, and internet communications technologies with interoperable monitoring and control functions for a wide range of industries in global markets.

ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires until it can raise capital with which to pursue the ventures sought in recently acquired letters of intent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Description of Business" and "Plan of Operation" of Arbor are incorporated by reference from the Arbor's Form 10KSB, as amended, filed with the SEC on May 1, 2003.

Three months ended March 31, 2003 versus three months ended March 31, 2002.

Results of Operations

To date, the efforts of our Board of Directors and Management of Arbor have been concentrated on the investigation of business opportunities, negotiations with various parties and the planning stages of the new business direction selected for the Company. Messrs. Costas Takkas and Robert Miller have been instrumental in gathering the information required and traveling to Brazil and Canada to negotiate suitable business ventures for the Company. Arbor has entered into two letter of intents with third parties which requires Arbor to raise an aggregate total of US$ 3,000,000. The nature of these letter agreements were disclosed in more detail and the agreements themselves were filed as exhibits in our Form 10-KSB filed May 1, 2003 with the Securities and Exchange Commission. We have not yet raised any monies in connection for either of these parties and well lose both opportunities if we are unable to meet raise money to meet our financial obligations under the terms of these letter agreements.

Revenue

Arbor has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses

Arbor's net loss for the three months ended March 31, 2003 was $ 27,497 or approximately $ 13,942 more than recorded for the same period in 2002. The majority, if not all, of the costs and expenses Arbor has incurred over the last three months have been related to the accounting and filing expenses made in connection with the Form 10KSB filed by Arbor with the SEC and our pursuit of the two letter of intent agreements.

Arbor will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Arbor incurring a net operating loss which will increase continuously until Arbor can consummate a merger, acquisition or business combination with a profitable business opportunity.

9

Liquidity and Capital Resources

As of March 31, 2003 Arbor had no cash, no assets and $ 113,001 in liabilities of which approximately $ 27,000 of these funds were owed to a related party to the company.

Arbor is dependent on its Directors and Officers to meet all of its expenses.

Recent Accounting Pronouncements

In September 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after September 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2003 and we do not expect adoption to have a material effect on our financial statements.

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and September 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2000 for us.

In March 2000, the FASB issued FIN 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1955

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Arbor's Registration Statement on Form 10-KSB, as amended, filed with the SEC on March 31, 2003.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4: CONTROLS AND PROCEDURES

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

Changes in internal controls.

There were no significant changes in Arbor's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Arbor's knowledge, no lawsuits were commenced against Arbor during the three months ended March 30, 2003, nor did Arbor commence any lawsuits during the same period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION ITEM

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
3.3	Bylaws (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
99.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
99.2	Certificate of CEO/CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ARBOR, INC.
Date: May 16, 2003	/s/ Costas Takkas __________________________________________ Costas Takkas, CEO and Director