Form 10QSB
period 2003-06-30
ARBOR INC
filed 2003-08-15
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-30516

ARBOR, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0448920 (IRS Employer Identification No.)

2642 Collins Avenue, Suite 305, Miami Beach, FL 33140 (Address of principal executive offices)

(305) 534-1684 (Issuer's telephone number)

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

7,848,000 common shares issued and outstanding as of August 14, 2003

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Arbor, Inc. ("Arbor" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Arbor's financial statements and the notes thereto contained in Arbor's Audited Financial Statements for the year ended December 31, 2002, in the Form 10-KSB as amended filed with the SEC on May 1, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

ARBOR, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

FINANCIAL STATEMENTS TABLE OF CONTENTS

		Page
Part I	Financial Information

Item 1.	Financial Statements:

	Condensed Balance Sheets
	June 30, 2003 (unaudited) and December 31, 2002	4

	Unaudited Condensed Statements of Operations for the
	six months ended June 30, 2003 and 2002, and cummulative
	from inception on February 25, 1999 through June 30, 2003	5

	Unaudited Condensed Statements of Cash Flows for the
	six months ended June 30, 2003 and 2002, and cummulative
	from inception on February 25, 1999 through June 30, 2003	6

	Statement of Changes in Stockholders' equity for the period
	from inception on February 25, 1999 through June 30, 2003 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of operation	9

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS

CURRENT ASSETS
Cash in bank	$ 1,592

	$ 1,592	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 65,325	$ 24,703
Accounts payable related parties	82,253	59,811
Officer advance	1,000	1,000

Total Current Liabilities	148,577	85,514

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,848,000 shares issued and
outstanding	7,848	7,848
Paid-in capital	122,952	122,952
Contributed capital	102,319	102,319
(Deficit) accumulated during the development stage	(380,104)	(318,632)
Total Stockholders' Equity (Deficit)	(146,985)	(85,514)

	$ 1,592	$ -

The accompanying notes are an integral part of these financial statements

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cummulative
					from
					February 25,
	Three Months Ended		Six Months Ended		1999
	June 30,		June 30,		(Inception)
					to
	2003	2002	2003	2002	June 30, 2003

REVENUES	$ -	$ -			$ -

EXPENSES
General and administrative	33,916	13,979	61,413	27,534	379,907
Interest	58		58		197

Total expenses	33,974	13,979	61,472	27,534	380,104

NET (LOSS)	$ (33,974)	$ (13,979)	$ (61,472)	$ (27,534)	$ (380,104)

NET (LOSS) PER SHARE	*	*	$ (0.01)	*

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	7,848,000	7,848,000	7,848,000	7,848,000

* less than $.01 per share

The accompanying notes are an integral part of these financial statements

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cummulative
			from
			February 25,
			1999
	Six Months Ended		(Inception)
	June 30,		to
	2003	2002	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net ( loss)	$ (61,472)	$ (27,534)	$ (380,104)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services			60,000
Contributed services		27,608	102,319
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(19,189)	(74)	148,577

Net Cash (Used) by Operating Activities	(80,661)	-	(69,208)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	70,800
Increase in notes payable-unsecured, non-interest bearing	82,253	-	82,253

NET CASH PROVIDED BY FINANCING ACTIVITIES	82,253	-	153,053

NET INCREASE (DECREASE) IN CASH	1,592	-	83,845

CASH AT BEGINNING OF PERIOD,	-	-	-

CASH AT END OF PERIOD	$ 1,592	$ -	$ 83,845

SUPPLEMENTARY INFORMATION
Interest paid during the period			$ 139

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS 6

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					(Deficit)
	Common Stock		Paid-in	Contributed	Accumulated During the Development
	Shares	Amount	Capital	Capital	Stage	Total

Balances, at inception	-	$ -	$ -	$ -	$ -	$ -
Issuance of stock
For services @ $.05 per share	1,200,000	1,200	58,800			60,000
For cash @ $.05 per share	1,416,000	1,416	69,384			70,800
Net (loss)					(109,504)	(109,504)

Balances, December 31, 1999	2,616,000	2,616	128,184	-	(109,504)	21,296
Contributed capital				83,218		83,218
Net (loss)					(101,549)	(101,549)

Balances, December 31, 2000	2,616,000	2,616	128,184	83,218	(211,053)	2,965
Contributed capital				19,101		19,101
Stock split, 3 for 1	5,232,000	5,232	(5,232)			-
Net (loss)					(24,321)	(24,321)

Balances, December 31, 2001	7,848,000	7,848	122,952	102,319	(235,374)	(2,255)
Net (loss)					(83,259)	(83,259)

Balances, December 31, 2002	7,848,000	7,848	122,952	102,319	(318,632)	(85,514)
Net (loss) for the quarter					(27,497)	(27,497)

Balances, June 30, 2003	7,848,000	7,848	122,952	102,319	(346,130)	(113,011)
Net (loss) for the quarter					(33,974)	(33,974)

Balances, June 30, 2003	7,848,000	$ 7,848	$ 122,952	$ 102,319	$ (380,104)	$ (146,985)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ARBOR ACQUISITION, CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 and 2002

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2003 and 2002 have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - LETTERS OF INTENT

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

The Abucco Project

The Company considered acquiring Abucco Technology, Inc., a British Columbia based technology company (Abucco) for 4,786,000 restricted common shares of the Company, for all of the common stock outstanding of Abucco. In addition 1 million dollars is to be provided by the Company by September 30, 2003, to expand sales and marketing, production and client support functions.

Abucco has developed seven different product solutions using an open-architecture platform of software and embedded hardware components which converge wireless cellular, and internet communications technologies with interoperable monitoring and control functions for a wide range of industries in global markets.

This letter of intent was dissolved in May 2003.

NOTE 3 - NOTES PAYABLE

During the six months ended June 30, 2003, the Company borrowed from two unrelated parties, a total of $82,253 on an unsecured basis without interest. The notes are due on demand and are classified, accordingly, as current liabilities.

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

Six months ended June 30, 2003 versus six months ended June 30, 2002.

Results of Operations

To date, the efforts of our Board of Directors and Management of Arbor have been concentrated on the investigation of business opportunities, negotiations with various parties and the planning stages of the new business direction selected for the Company. Messrs. Costas Takkas and Stephen Spoonamore have been instrumental in gathering the information required and traveling to Brazil and Canada and in United States to negotiate suitable business ventures for the Company. It was disclosed in the Form 10-KSB filed May 1, 2003 for Arbor that Arbor had entered into two letters of intent with two different arms length parties. One of these agreements, with Abucco Technology Inc., a British Columbia company, has been dissolved as we were unable to confirm their sales and therefore have reconsidered our investment in Abbucco at this time. The second letter of intent with Construcoes e Comercio, Inc. (CPL), a Delaware corporation remains in force. Arbor is required to raise an aggregate total of US$ 2,000,000 under the letter of intent with CPL. . We have not yet raised any monies in connection with this letter agreement and we may lose this opportunity if we are unable to raise money to meet our financial obligations under this letter agreement. The nature of these letter agreements were disclosed in more detail and the agreements themselves were filed as exhibits in our Form 10-KSB filed May 1, 2003 with the Securities and Exchange Commission.

Revenue

Arbor has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses

Arbor's net loss for the six months ended June 30, 2003 was $ 33,974 or approximately $ 19,995 more than recorded for the same period in 2002. The majority, if not all, of the costs and expenses Arbor has incurred over the last six months have been related to the accounting and filing expenses made in connection with the Form 10-KSB and 10-QSBs filed by Arbor with the SEC and our pursuit of the two letter of intent agreements.

Arbor will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Arbor incurring a net operating loss which will increase continuously until Arbor can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources

As of June 30, 2003 Arbor had $1,592 in cash, no assets and $ 148,577 in liabilities of which approximately $ 82,253 of these funds were owed to two unrelated parties to Arbor.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1955

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Arbor's Registration Statement on Form 10-KSB, as amended, filed with the SEC on June 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Arbor's knowledge, no lawsuits were commenced against Arbor during the six months ended June 30, 2003, nor did Arbor commence any lawsuits during the same period.

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

ITEM 5. OTHER INFORMATION ITEM

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
3.2	Articles of Amendment (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
3.3	Bylaws (incorporated by reference from our Form 10-SB/A Registration Statement, filed January 30, 2001)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

b. Reports of Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARBOR, INC.
Date: August 14, 2003	/s/ Costas Takkas __________________________________________ Costas Takkas, CEO and Director