Form 10QSB
period 2003-09-30
ARBOR INC
filed 2003-11-21
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2003

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

(305) -534-1684 (Issuer's telephone number)

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

7,848,000 common shares issued and outstanding as of November 14, 2003

Transitional Small Business Disclosure Format (Check one): [  ]  Yes    [  ] No

ARBOR, INC.

i

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2003, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated), which Arbor, Inc. ("Arbor" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Arbor's financial statements and the notes thereto contained in Arbor's Audited Financial Statements for the year ended December 31, 2002, in the Form 10-KSB as amended filed with the SEC on May 1, 2003.

Interim results are not necessarily indicative of results for the full fiscal year.

ARBOR, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Condensed Balance Sheets
	September 30, 2003 (unaudited) and December 31, 2002	4

	Condensed Statements of Operations for the three and nine months ended
	September 30, 2003 (unaudited) and 2002, and cummulative
	from inception on February 25, 1999 through September 30, 2003 (unaudited)	5

	Unaudited Condensed Statements of Cash Flows for the nine months ended
	September 30, 2003 and 2002, and cummulative
	from inception on February 25, 1999 through September 30, 2003	6

	Statemenst of Changes in Stockholders' equity for the period
	from inception on February 25, 1999 through September 30, 2003 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Plan of operation	9

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30	December 31,
	2003	2002
	(unaudited)
ASSETS

CURRENT ASSETS, Cash	$ 4,117	$ -

	$ 4,117	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 43,302	$ 24,704
Accounts payable-related party		59,811
Accrued compensation	$ 27,000
Notes payable-unsecured, non-interest bearing	105,253
Officer advance	1,000	1,000

Total Current Liabilities	176,554	85,515

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
shares authorized, 7,848,000 shares issued and
outstanding	7,848	7,848
Paid-in capital	122,952	122,952
Contributed capital	102,319	102,319
(Deficit) accumulated during the development stage	(405,556)	(318,633)

Total Stockholders' Equity (Deficit)	(172,437)	(85,515)

	$ 4,117	$ (0)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

4

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					February 25,
					1999
					(Inception)
	Three Months Ended		Nine Months Ended		to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	24,662	14,252	86,076	41,786	404,570
Interest	790		848		987

Total expenses	25,452	14,252	86,924	41,786	405,557

NET (LOSS)	$ (25,452)	$ (14,252)	$ (86,924)	$ (41,786)	$ (405,557)

NET (LOSS) PER SHARE	$ (0.00)	*	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	7,848,000	7,848,000	7,848,000	7,848,000

* less than $.01 per share

The accompanying notes are an integral part of these financial statements
5

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			February 25,
			1999
	Nine Months Ended		(Inception)
	September 30,		to
	2003	2002	9/30/03

CASH FLOWS FROM OPERATING ACTIVITIES

Net ( loss)	$ (86,924)	$ (41,786)	$ (405,557)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services			60,000
Contributed services		41,327	102,319
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(41,212)	459	43,302
Increase in accrued compensation	27,000		27,000

Net Cash (Used) by Operating Activities	(101,136)	-	(172,936)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	70,800
Increase in notes/advance payable	105,253		106,253

NET CASH PROVIDED BY FINANCING ACTIVITIES	105,253	-	177,053

NET INCREASE (DECREASE) IN CASH	4,117	-	4,117

CASH AT BEGINNING OF PERIOD,	-	-	-

CASH AT END OF PERIOD	$ 4,117	$ -	$ 4,117

SUPPLEMENTARY INFORMATION

Interest paid during the period	$ -	$ -	$ 139

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
6

ARBOR, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
					During the
	Common Stock		Paid-in	Contributed	Development
	Shares	Amount	Capital	Capital	Stage	Total

Balances, at inception	-	$ -	$ -	$ -	$ -	$ -
Issuance of stock
For services @ $.05 per share	1,200,000	1,200	58,800			60,000
For cash @ $.05 per share	1,416,000	1,416	69,384			70,800
Net (loss)					(109,504)	(109,504)

Balances, December 31, 1999	2,616,000	2,616	128,184	-	(109,504)	21,296
Contributed capital				83,218		83,218
Net (loss)					(101,549)	(101,549)

Balances, December 31, 2000	2,616,000	2,616	128,184	83,218	(211,053)	2,965
Contributed capital				19,101		19,101
Stock split, 3 for 1	5,232,000	5,232	(5,232)			-
Net (loss)					(24,321)	(24,321)

Balances, December 31, 2001	7,848,000	7,848	122,952	102,319	(235,374)	(2,255)
Net (loss)					(83,260)	(83,260)

Balances, December 31, 2002	7,848,000	7,847	122,952	102,319	(318,633)	(85,515)
(unaudited)
Net (loss) for the nine months					(86,924)	(86,924)

Balances, September 30, 2003
(unaudited)	7,848,000	$ 7,847	$ 122,952	$ 102,319	$ (405,556)	$ (172,437)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

7

ARBOR ACQUISITION, CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 and 2002

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2003 and 2002 have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Under the arrangements of the letter of intent, the loan is repayable in 3 years with a guaranteed return of 1.5 million dollars which may be converted into a 20 percent interest in CPL. An option for $750,000 will be provided to the Company to acquire an additional 30 percent interest during a specified time period. Collateral is to be provided for the loan consisting of land owned by CPL and all other assets, being developed by CPL over a 9 year period in the city of Piracicaba in the State of San Paulo, Brazil.

In October and November, Arbor received $500,000 ($250,000 from one of its Directors) through a private placement of 600,000 shares of the company's restricted common stock to fund the proposed project between CPL and Arbor in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPLArbor do Brasil Construtora Limitada, which has been assigned to CPL and Arbor on a 50/50 basis. The funds raised have been loaned to CPL Arbor for a one-year term with interest.

The company is proceeding with an additional private placement of 500,000 shares of restricted common stock at $1.00 per share, to fund an initial advance to Ban Dao Mineral Industry Limited and to pay for professional fees related to the project. There are no finders' fees payable for either private placement.

Laizhou Maple Leaf Jia Sheng Stone Company

The Company entered into a letter of intent to acquire Laizhou Maple Leaf Jia Sheng Stone Company, a PRC based granite company ("Jia Sheng"). Under the terms of the agreement all of the stockholders of Jia Sheng will vend 100% of their interest in Jia Sheng into the Company in exchange for 8,500,000 restricted shares in the capital stock of the Company of which 5,000,000 will be issued by the Company from treasury and 3,500,000 million will be transferred by certain stockholders of the Company to certain stockholders of Jia Sheng.

The transaction is subject to the parties entering into a definitive agreement, stockholder approval, compliance with all regulatory requirements, and the Company raising US $6,000,000 prior to or concurrently with the closing of the transaction.

NOTE 3 - NOTES PAYABLE

During the nine months ended September 30, 2003, the Company borrowed from three unrelated parties, a total of $105,253 on an unsecured basis without interest. The notes are due on demand and are classified, accordingly, as current liabilities.

NOTE 4 - COMPENSATION

As of September 30, 2003, the Company had incurred total compensation to its two consultants totaling $27,000, which was evidenced by two one-year contracts each requiring monthly compensation of $3,000 in addition to expense reimbursements. One of the contracts commenced April 1, 2003 and the other July 1, 2003.

ITEM 2. PLAN OF OPERATION

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

Nine months ended September 30, 2003 versus nine months ended September 30, 2002.

Results of Operations

To date, the efforts of our Board of Directors and Management of Arbor have been concentrated on the investigation of business opportunities, negotiations with various parties and the planning stages of the new business direction selected for the Company. Messrs. Costas Takkas and Stephen Spoonamore have been instrumental in gathering the information required and traveling to Brazil, Canada and China to negotiate suitable business ventures for the Company. It was disclosed in the Form 10-KSB filed May 1, 2003 for Arbor that Arbor had entered into two letters of intent with two different arms length parties. One of these agreements, with Abucco Technology Inc., a British Columbia company, has been dissolved, as we were unable to raise the necessary funds within the time period required. The second letter of intent with Construcoes e Comercio, Inc. (CPL), a Delaware corporation remains in force. Arbor is required to raise an aggregate total of US$ 2,000,000 under the letter of intent with CPL.. We have raised US$ 425,000 in connection with this letter agreement. The natures of these letter agreements were disclosed in more detail and the agreements themselves were filed as exhibits in our Form 10-KSB filed May 1, 2003 with the Securities and Exchange Commission.

Revenue

Arbor has had no revenue since inception and does not anticipate generating any revenue until it completes a merger, acquisition or business combination.

Loss Per Period/General and Administrative Expenses

Arbor's net loss for the nine months ended September 30, 2003 was $ 25,452 or approximately $ 11,200 more than recorded for the same period in 2002. The majority, if not all, of the costs and expenses Arbor has incurred over the last nine months have been related to the accounting and filing expenses made in connection with the Form 10-KSB and 10-QSBs filed by Arbor with the SEC and our pursuit of the two letter of intent agreements.

Arbor will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Arbor incurring a net operating loss, which will increase continuously until Arbor can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources

As of September 30, 2003 Arbor had $4,117 in cash, no assets and $ 176,554 in liabilities of which approximately $ 105,253 of these funds were owed to three unrelated parties to Arbor. Subsequent to the quarter ending $75,000 of these amounts owing were converted.

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

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1955

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Arbor's Registration Statement on Form 10-KSB, as amended, filed with the SEC on September 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Arbor's knowledge, no lawsuits were commenced against Arbor during the nine months ended September 30, 2003, nor did Arbor commence any lawsuits during the same period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities

None.

 Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION ITEM

On October 13, 2003, the Board of Directors appointed Ms. Camila Maz to the office of Treasurer and Michael Miller as Vice-President Investor Relations.  Mr. Miller is no longer holds the office of Assistant Treasurer of Arbor.  On October 24, 2003, the Board of Directors changed the offices  Mr. Costas Takkas holds in Arbor from President and  Chief Executive Officer to Acting President and Chief Executive Officer.  Mr. Stephen Spoonamore continues to hold the office of Secretary and Acting Chief Financial Officer.

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

ARBOR, INC.
Date: November 21, 2003	/s/ Costas Takkas __________________________________________ Costas Takkas, CEO and Director