Form 10KSB
period 2003-12-31
CHINA GRANITE CORP
filed 2004-04-14
CIK 7059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to______.

                        Commission file number: 000-30516


                            CHINA GRANITE CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


                Nevada                              880448920
       -------------------------------      --------------------------
        (State of Other Jurisdiction        (I.R.S. Employer I.D. No.)
       incorporation or organization)

2642 Collins Avenue, Suite 305, Miami, FL             33140
------------------------------------------      ------------------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number  (305) 534-1684
                           --------------


                                   Arbor, Inc.
    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:  None

Securities Registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form  10-KSB  or  any  amendment  to  this  Form  10-KSB.  Yes      No  X
                                                               ---     ---

     State Registrant's revenues for its most recent fiscal year: $2,493

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: 11,442,8122 shares held by non-affiliates had an aggregate market value of $61,219,044 as at April 6, 2004

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

13,998,000  common  shares  issued  and  outstanding  as  of  April  6,  2004


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

     Yes     No  X
         ---    ---

                                TABLE OF CONTENTS


                                      PART I                              Page
Item 1.    Description of Business                                           1
Item 2.    Description of Property                                          14
Item 3.    Legal Proceedings                                                14
Item 4.    Submission of Matters to a Vote of Security Holders              14

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters         15
Item 6.    Management Discussion and Analysis or Plan of Operation          16
Item 7.    Financial Statements                                            F-1
Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                              19
Item 8A.   Controls and Procedures                                          20

                                     PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16 (a) of the Exchange Act               20
Item 10.   Executive Compensation                                           24
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                       26
Item 12.   Certain Relationships and Related Transactions                   27
Item 13.   Exhibits and Reports on Form 8-K                                 28
Item 14.   Principal Accountant Fees and Services                           29

SIGNATURES

FINANCIAL STATEMENTS                                                       F-1

EXHIBITS

                                     PART I

Item 1.   Description of Business.

Overview

     China Granite Corporation conducts granite mining and processing operations in the People's Republic of China (the "PRC") through the wholly-owned subsidiary of its subsidiary, China Laizhou Bay Mining International Corporation, a corporation organized under the laws of the British Virgin Islands ("Laizhou"). This operating company, Laizhou Jia Sheng Stone Company ("Laizhou China"), is a limited liability company organized under the laws of the People's Republic of China.

     Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the terms the "Company", "China Granite", "we", and "our" shall mean the operations or business of China Granite Corporation, a Nevada corporation, and its subsidiaries. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Arbor" shall refer to the operations of the Company prior to the reorganization with Laizhou.

Introduction

     We were incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999, and subsequently changed our name to Arbor, Inc. on December 16, 1999. We originally intended to engage in the business of manufacturing, selling and distributing fence posts to be used by government parks, highway departments, ranchers and farmers throughout North America. Due to a lack of capital, we were forced to abandon our original business and examine other business options.

     In October 2002, we appointed a new director, Mr. Costas Takkas, to assist us with our strategic planning and in forming a new direction for our business. Mr. Takkas was responsible for the management of our new business direction in 2003 and helped to focus the Company's efforts on real estate development projects in Brazil.

The  Brazil  Project

     In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from Mr. Takkas) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and China Granite in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPL Arbor do Brasil Construtora Limitada ("CPL Arbor"), which is owned in equal parts by CPL and us. An aggregate of $425,000 of the funds raised in the November Placement have been committed to CPL Arbor. Of this aggregate amount, $325,000 is a loan to CPL Arbor and is repayable on October 31, 2004, with an interest rate of 4% above LIBOR. The remaining $100,000 is held in trust and will not be released to CPL Arbor unless it completes the infrastructure work for the project. As a result of the acquisition of Laizhou, we determined in February 2004 that we would no longer pursue the Brazil Project and we intend on selling our interest in CPL Arbor. To date, however, no such sale has been consummated.

The  Laizhou  China  Project

     On February 5, 2004, we completed a reorganization with Laizhou pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Agreement"). We intend on continuing the business operations of Laizhou, which conducts granite mining and processing operations in the PRC through its wholly owned subsidiary, Laizhou China. Laizhou China's operations consist of extracting granite blocks, measured in cubic meters, from quarries and processing granite blocks into finished pieces measured in square meters: granite slabs, used in construction, cladding, thinner pieces often used for tile, and carved, decorative features such as statues, pedestals and ornaments.

     In December 2003, we completed an additional private placement of 550,000 shares of restricted common stock priced at $1.00 per share (the "December Placement'), to fund an initial advance to Laizhou China pursuant to the Agreement and, to pay for professional fees related to the transaction. There were no finders' fees payable for either the November or December Placement.

The  Chinese  Granite  Industry

     According to the China Stone Materials Industry Association (the "CSMIA"), the past 20 years have seen the Chinese stone market grow at an average annual rate of 20%. As data in the China Home Decoration Materials Market Report (published in June 2001) indicates, in the past decade the Chinese decorative stone market has expanded rapidly. In 1990, a total of 25.13 million square meters of stone was produced. By 2000, a total of 120 million square meters was produced, representing a 477% increase over the decade. Breakdown into various groups indicates that some stones have become more popular than others: whereas in 1990 only 7.05 million square meters of marble were produced, this number went up to 20.8 million square meters by 2000, an annual growth rate of 11%. The most remarkable growth came from granite, 5.73 million square meters of which were produced in 1990 and 87 million square meters in 2000 - an annual growth rate exceeding 31%.

     The Hong Kong-based online trade marketplace Alibaba.com estimates raw material output of Chinese stone in 2000 at 15 million tons, which does not include numerous small rural production bases. The same report estimates total output value of Chinese stone in 2001 at 100 billion RMB ($12 billion). The Italian Institute gives the same figure for Foreign Trade. The Italian report estimates block production at 6 million cubic meters, which equals roughly 16.8 million tons. Slab production is gauged in the report at 140 million square meters, of which granite makes up 80 million square meters and marble makes up 40 million square meters.

     On the other hand, consumption of stone in China was reported to be 60 million square meters of slabs in 2000, which rose to 100 million square meters in 2001, according to Alibaba.com. A 2002 report by the Shenzhen-based online B2B trade marketplace China Building Material Commercial Net put Chinese consumption at 61.30 million square meters, making the country the largest consumer of natural stone on the planet. Other large consumers and their levels of consumption in 2002 of decorative stone include Italy (56 million square meters), Germany (44 million), the United States (42 million), and Spain (40 million). The China Stone Materials Industry Association puts the total value of consumed stone products in 2001 at 45-50 billion RMB ($5.4-6 billion).

     The growth in Chinese consumption of stone is expected to continue this growth. Compared to many players on the global stage, per capita consumption of stone in China is extremely low at 0.05 square meters. Greece leads the world in per capita stone consumption with 1.5 square meters, followed by Saudi Arabia and Switzerland (1.32 square meters), Italy (1.01 square meters), and Germany (0.55 square meters). This indicates that there may be much more room for growth, provided that Chinese consumers' taste develops the same partiality to marble pillars and bathrooms and other decorative features that are typical of European countries.

     In addition, China is currently engaged in a significant expansion of new construction. The China Academy of Building Research, has forecast for the time span of 2001-2010, construction of new houses in rural areas covering 5 billion square meters, public construction covering 1 billion square meters, and urban housing covering 3.35 billion square meters. Given the low per capita consumption and the ongoing construction boom in China, the China Stone Material Industry Association expects decorative stone consumption to rise to 200 billion RMB ($24 billion) by 2010, translating into a compound annual growth rate of nearly 17%. Per capita consumption will be raised from the current 0.05 square meters to 0.15 square meters in 2010.

Laizhou  and  Laizhou  China

     Laizhou was incorporated on January 6, 2004, in the territory of the British Virgin Islands. On January 20, 2004, Laizhou acquired 100% of Laizhou China. Laizhou has no other assets or operations other than its ownership of Laizhou China. Laizhou China was organized on January 9, 2003 when it acquired a business license issued by the Laizhou Administration for Industry and Commerce.

     Laizhou China is located in the Shandong Province on the East Coast of the PRC. The Shandong Province is the largest granite-producing region in Asia. Laizhou China owns and operates two granite quarries, Shangjiashan Granite No. 1 Quarry ("No. 1 Quarry") and Laizhou Zuocun Town West Jiangjia Village Granite
Quarry Group 14 ("Group 14 Quarry"). Laizhou China purchased all of the land-use rights, buildings and stone product processing equipment for the Group 14 Quarry on February 15, 2003, and purchased mining equipment used at the No. 1 Quarry on July 7, 2003.

     No. 1 Quarry is an open-pit quarry located in Zuocun Town Laizhou City. It occupies approximately fifteen (15) hectares of land. Its production scale is approximately 7,500 cubic meters or 21,000 tons per year. It produces granite blocks for slabs, tiles and pavers.

     Group 14 Quarry is an open-pit quarry located in West Jiangjia Village Laizhou City. Group 14 Quarry occupies approximately twelve (12) hectares of land. Its production scale is approximately 11,000 cubic meters per year. It produces granite blocks for slabs, tiles, carved architectural details and statutes.

     The mines are located on two parcels of land that are leased by Laizhou China from the local PRC government body. The mines consist of approximately
0.27 square kilometers containing granite reserves in two marketable varieties or distinct colors.

     Laizhou China has two stone processing factories: the yet-to-be completed 20,000 square meter facility (the "New Yard") and the old 18,000 square meter factory (the "Old Yard"). The New Yard is located in the Laizhou City Economic Development Zone and its products developed for export are exempt from the domestic value added tax ("VAT"). The majority of blocks that are processed at the stone processing factory is first cut into slabs and checked for quality. These slabs are then polished and cut into tiles or cladding.

     For the year ended December 31, 2003, Laizhou China processed approximately 39,000 square meters of granite slab and cladding from 1,600 cubic meters of granite and processed additional granite to make approximately 3,000 custom carved features.

     Mining  Rights

     Pursuant  to  the  Mineral  Resources Law of the People's Republic of China
(1996), mineral resources are owned by the national government. Shandong Province, where Laizhou China's operations are located, has autonomy in mining concessions from the national government. The mining concessions are negotiated and signed with the city government in Laizhou and filed with the Shandong Province governmental authority.

     Pursuant to the Shandong Province Contract for Selling Mining Rights between Laizhou China and the Laizhou Administration of State Land and Resources (the "ASLR") and the PRC Mining Rights License issued by the ASLR, Laizhou China owns the mining rights of the No. 1 Quarry from November 2003 to November 2008 with options to extend its mining rights through 2048.

     Laizhou China also operates the Group 14 Quarry. Laizhou China is currently in the application process with the ASLR for the mining rights to the Group 14 Quarry and expects to receive approval in April 2004. The ASLR issued the PRC Mining Rights License for the Group 14 Quarry (the "Group 14 Mining Rights") on August 29, 1998 to West Jiangjia Village (a legal collective organization). On January 10, 2003, one of the stockholders of Laizhou China signed a mining rights lease contract with the Villager

Committee of West Jiangjia Village and purchased the Group 14 Mining Rights for $845,000 (7,000,000 Yuan). On March 3, 2003, that stockholder assigned the Group 14 Mining Rights to Laizhou China for a payment of $845,000 (7,000,000
Yuan), the same amount that the stockholder originally paid for the rights. The Group 14 Quarry is in full operation at April 1, 2004.

     Mining  Equipment

     Laizhou China has one thirty ton excavator, one front end loader, 30 mining drills, two generators and six air compressors, vehicles, tools and 11 buildings for processing, selling and managing the operations. During 2003, Laizhou China contracted with outside vendors for all other trucking services.

     During the first quarter of 2004, Laizhou China completed both a geological site survey and a development plan to determine what modern extraction equipment is needed at Laizhou China's two mines. The survey and development plan is intended to increase the rate of extraction of blocks for the manufacture of slabs, tiles and sheets for cladding and to improve both the regularity of the stone and the sizes of stone Laizhou China is able to produce and distribute. Laizhou China's facilities are not equipped to process cladding in large sheets.

     Customers

     In 2003, approximately 25% of Laizhou China's revenue came from Chinese government projects, approximately 25% came from commercial pavers, approximately 25% came from commercial cladding, and the remainder came from other projects. In 2003, the granite products of Laizhou China were sold in the following markets: (i) the local Chinese region (Beijing) 40%: (ii) exports to Korea 30%; (iii) exports to Japan 20%%; and (iv) Shanghai/Hong Kong 10%.

     Competition

     Competition in the Chinese granite market is extremely fragmented. The Laizhou area contains approximately 300 quarries and 2,000 stone processing factories. In the Fujian Province of southern China, there are several larger scale granite mining and processing operations.

     Major stone quarrying and production bases are numerous throughout China. According to the China Home Decoration Materials Market Report, Fujian Province is the largest geographic producer of granite, with a 46% share of the Chinese market. Other granite producing provinces include Guangdong (19% share of the Chinese market) and Shandong (12%).

     The four most notable quality stone processing (as opposed to quarrying) bases in China are: Nan'an in Fujian province, Yunfu in Guangdong province, Ya'an in Sichuan province, and Laizhou in Shandong province.

     According to the Italian Institute for Foreign Trade (as reported in "Building Sector Series 05: Chinese Decorative Stone Market," March 2003), there are approximately 30,000 companies in China engaged in the stone business, employing a total workforce of about 6 million workers. Quarries employ roughly
1.5 million workers, processing facilities 4 million, and machinery manufacturing about 500,000.

     With economic reforms rippling through the Chinese market, a large number of private companies have formed, and are competing for, market share. Due to early economic reforms in Guangdong province, a number of well known processing companies were formed and are currently operating, including Yongguang Xiongdi, Ronghuafu, and Jinshan Stone Material Company.

     There are two major foreign-funded stone block and slab companies in the Chinese market, both of which are larger than Laizhou China. One is the Hong Kong-funded Universal Marble & Granite Group Ltd., which produces approximately 50,000 square meters of marble and granite slabs. The other is Spanish-funded Jinan Blue Star. According to the Chinese Markets Yearbook 2003, Jinan Blue Star had revenue of more than 86 million RMB (approximately US$10.4m) in 2001, with a profit of 6.7 million RMB (approximately US$900,000). The company produces only rough granite material, whereas Universal Marble & Granite produces high-quality finished products. There are approximately 400 foreign funded firms active on the Chinese decorative stone market.

     Granite Production and Prices

     In 2003, Group 14 Quarry yielded approximately 9,000 cubic meters of granite blocks. The average size of the granite blocks was approximately three to four cubic meters. The average price for mined blocks is $160 per cubic meter based on a price range $120 to $200, depending on the quality and demand for a particular stone color.

     In 2003, No. 1 Quarry yielded approximately 6,000 cubic meters of granite blocks. The average size of the granite blocks was approximately three cubic meters. The average price for mined blocks is $160 per cubic meter based on a price range of $120 to $200, depending on the quality and demand for a particular stone color.

     Reserves

     According to a geo-mining survey performed by an Italian consulting geologist hired by the Company, granite reserves may allow production of up to 20,000 cubic meters per year for over a twenty (20) year period.

     Employees

     As of December 31, 2003, Arbor did not have any employees other than officers. As of April 6, 2004, Laizhou China has 99 employees. Of those, 53 are in mining, 23 are in the processing yard, and 21 are in sales and administration. Laizhou China expects to hire approximately 50 additional mining employees in 2004. The Company also retains consultants on a contract basis to meet internal corporate needs and develop business. The Company believes that relations with employees are good. None of the Company's employees belong to any unions or organized labor groups.

CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS OF OPERATIONS

     You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this Annual Report and other of the Company's filings with the Securities and Exchange Commission. These cautionary statements are intended to highlight certain factors that may affect the Company's financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies such as China Granite. Like other businesses, the Company is susceptible to macroeconomic downturns in the PRC and other economies that may affect the general economic climate and performance of China Granite or its customers. Similarly, the price of the Company's securities is subject to volatility due to fluctuations in general market conditions, differences in results of operations from estimates and projections generated by the investment community and other factors beyond the Company's control.

     RISKS RELATING TO OUR OPERATIONS:

WE MAY NEED FURTHER CAPITAL.

     Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for 12 months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of 12 months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

WE ARE THE PRODUCT OF A RECENT MERGER, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

     On February 5, 2004, we completed a reorganization with Laizhou pursuant to the Agreement. We intend on continuing the business operations of Laizhou, which conducts granite mining and processing operations in the PRC through its wholly-owned subsidiary, Laizhou China. We have only a limited operating history as a combined company upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations.

     You must consider the risks and uncertainties frequently encountered by companies in situations such as ours, including but not limited to the ability to grow and prosper and finance such growth. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

WE  MAY  FACE STRONG COMPETITION FROM OTHER MINING COMPANIES FOR THE ACQUISITION
OF  NEW  PROPERTIES.

     Mines have limited lives and as a result, we may seek to replace and expand our reserves through the acquisition of new properties. In addition, there is a limited supply of desirable mineral lands available in the PRC and other areas where we would consider conducting exploration and/or production activities. Because we may face strong competition for new properties from other mining companies, some of whom may have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

     RISKS RELATED TO DOING BUSINESS IN THE PRC:

     Laizhou operates from facilities that are located in the People's Republic of China. Accordingly, its operations must conform to the governmental regulations and rules of China.

THE PRC LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO YOU.

     The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices, which may not be consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

     Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. The Chinese legal infrastructure is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of Foreign Invested Enterprises.

     Laizhou China is organized under the laws of the PRC and is governed by its articles of association. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited precedential value. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with such economic matters as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.

NEGATIVE IMPACT UPON ECONOMIC REFORM POLICIES OR NATIONALIZATION COULD RESULT IN A TOTAL INVESTMENT LOSS IN OUR COMMON STOCK.

     Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

     Although the Chinese government owns the majority of productive assets in China, including mines and quarrying sites, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     -    We  will  be  able  to  capitalize  on  economic  reforms;
     - The Chinese government will continue its pursuit of economic reform policies;
     -    The  economic  policies,  even  if  pursued,  will  be  successful;
     -    Economic policies will not be significantly altered from time to time;
          and
     - Business operations in China will not become subject to the risk of nationalization.

     Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our operations.

     To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

OUR MINING RIGHTS ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL.

     The Company's mining rights are subject to renewals by the relevant governmental authority. The Company is awaiting final approval of its mining rights to the Group 14 Quarry. Despite the Company having received written confirmation from the governmental authority, there is no guarantee that the Company will be granted the renewals.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ORIGINAL ACTIONS IN THE PRC BASED ON U.S. OR OTHER FOREIGN LAW AGAINST OUR MANAGEMENT AND US.

     Laizhou China, our operating company, is incorporated under the laws of the PRC, and substantially all of our assets are located in the PRC. In addition, many of our directors, managers, and executive officers reside within the PRC, and substantially all of the assets of these persons are located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain directors, supervisors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible.
Furthermore, an original action may be brought in the PRC against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by PRC law and Laizhou China's articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may award civil liability, including monetary damages.

GOVERNMENT CONTROL OF CURRENCY CONVERSION AND THE FLUCTUATION OF THE RENMINBI MAY MATERIALLY AND ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL RESULTS.

     We receive substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. The Chinese government may, at its discretion, restrict access in the future to foreign currencies for current account transactions. If this were to occur, we may not be able to pay dividends in foreign currencies to our shareholders.

     The value of the Renminbi against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars generally has been stable. Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi. Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

     RISKS RELATED TO THE GRANITE MINING INDUSTRY:

WE OPERATE IN A SPECIALIZED INDUSTRY THAT REQUIRES MODERN FACILITIES AND EQUIPMENT.

     The Company operates in business segments that require the use of specialized facilities and technology. The Company currently relies on older equipment, such as drills, excavators and loaders, and facilities to process the raw granite blocks to maintain its production level. There is no guarantee that the Company will be able to upgrade its equipment, facilities and technology to increase production and make operations more efficient.

OUR CASH FLOW DEPENDS HEAVILY ON THE MARKET PRICE FOR GRANITE.

     The cash flow and profitability of the Company's current operations are significantly affected by the market price of granite that is affected by numerous factors beyond the Company's control. Specifically, the prices for granite slabs and cladding depend heavily on the type and amount of commercial and residential construction in the PRC.

Factors that could cause such volatility may include, among other things:

  -  actual  or  anticipated  fluctuations  in  our quarterly operating results;
  - conditions or trends in the mining industries and governmental regulations that affect such industries;
  - changes in the market valuations of other mining companies, especially our partners and competitors;
  - general market conditions; and political events, including actions by the PRC government.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     Our common stock price is likely to be highly volatile. The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for mining companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to volatility. The trading prices of many mining companies' stocks have been highly volatile, and we cannot assure you that our stock will trade at the same levels of other mining stocks or that mining stocks in general will sustain their current market prices.

     ENVIRONMENTAL  AND  GOVERNMENTAL  REGULATIONS

     Our operations are subject to and affected by national, provincial and local laws and regulations relating to the environment, health and safety, and other regulatory matters. Certain of our operations may from time to time involve the use of substances that are classified as toxic or hazardous substances within the meaning of these laws and regulations. Environmental operating permits are, or may be, required for certain of our operations and such permits are subject to modification, renewal, and revocation. We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on us in the future.

     We believe that our operations and facilities, both owned and leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page __ of this Form 10-KSB. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

ENVIRONMENTAL LIABILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS; POTENTIAL LITIGATION ARISING FROM OUR OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

     From time to time claims of various types may be asserted against us arising out of our operations in the normal course of business, including claims relating to land use and permits, safety, health and environmental matters. Such matters are subject to many uncertainties and it is not possible to determine the probable outcome of, or the amount of liability, if any, from these matters. In the opinion of our management (which opinion is based in part upon consideration of the opinion of counsel), it is unlikely that the outcome of these claims will have a material adverse effect on our operations or financial condition. However, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on us or our operating segments.

SOME OF THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

  -  discuss  our  expectations  about  our  future  performance;
  - contain projections of our future operating results or of our future financial condition; or
  -  state  other  "forward-looking"  information.

     We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Annual Report could have a material and adverse effect on our business, results of operations and financial condition.

Item 2.   Description of Property

Principal  Offices

     Laizhou China is located in the Shandong Province of China, and our mining properties are described above. Our principal executive offices are located at 2642 Collins Avenue, Suite 305, Miami, Florida 33140. We currently utilize this space from one of our directors for no charge. This space is suitable for our current uses and it is easily replaceable in the event that we decide to relocate.

Item 3.   Legal Proceedings

     We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business. We are currently not involved in any such litigation.

     Granite mining and processing entails an inherent risk of workers' compensation and environmental liability. We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate insurance coverage. There can be no assurance, however, we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a shareholder vote during the fourth quarter of the 2003 fiscal year. An information statement on Schedule 14C was filed with the SEC and mailed to shareholders on March 11, 2004. The information statement informed shareholders that, pursuant to majority written consent of our shareholders, we (i) amended and restated our articles of incorporation to, among other things, change our name to China Granite Corporation, (ii) amended and restated our bylaws, (iii) adopted a stock option plan, and (iv) appointed three new members to our Board of Directors.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

General

     We trade on the Over The Counter Bulletin Board ("OTCBB") under the symbol "CGNT". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares for each full financial quarter for the two most recent full fiscal years were as follows:

                      -------------------------------------
                        Quarter Ended     High     Low
                      -------------------------------------
                      2003
                      -------------------------------------
                      4th Quarter         $3.30   $0.70
                      -------------------------------------
                      3rd Quarter         $1.01   $0.75
                      -------------------------------------
                      2nd Quarter         $1.03   $0.30
                      -------------------------------------
                      1st Quarter         $1.05   $0.40
                      -------------------------------------
                      2002
                      -------------------------------------
                      4th Quarter         $1.98   $0.49
                      -------------------------------------
                      3rd Quarter         $1.48   $0.95
                      -------------------------------------
                      2nd Quarter         $3.05   $0.45
                      -------------------------------------
                      1st Quarter         $3.70   $1.60
                      -------------------------------------

     As of April 6, 2004, the shareholders' list for our common stock showed 38 registered shareholders of record and 13,998,000 common shares issued and outstanding. We believe that there are approximately 500 beneficial holders of our common stock. On April 6, 2004, the closing price of our common stock on the OTCBB was $5.35.

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

     As of December 31, 2003, we did not have any securities authorized for issuance under equity compensation plans.

     On February 4, 2004, we adopted the 2004 Stock Option Plan (the "Plan"). Under the Plan, One Million Four Hundred Thousand (1,400,000) shares of our common stock are reserved for issuance to selected officers and key employees. The purpose of the Plan is to encourage selected officers and key employees to accept or continue employment with the Company or its Affiliates; and increase the interest of selected officers, directors, key employees and consultants in our welfare through participation in the growth in value of our common stock of the Company. A copy of the Plan has been filed as an exhibit to this Annual Report.

Recent Sales of Unregistered Securities

     In October and November 2003, the Company completed the November Placement. We sold 600,000 shares of our restricted common stock for $500,000. A director and the then President, Costas Takkas, purchased 300,000 of these shares. The November Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the November Placement.

     In December 2003, the Company completed the December Placement, selling an aggregate of 550,000 shares of our restricted common stock for $1.00 per share. Mr. Costas purchased 50,000 of these shares and Stephen Spoonamore, a director and the then Secretary, purchased 30,000 of these shares. The December Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the December Placement.

     In April 2004, the Company completed an additional private placement of 500,000 shares of restricted common stock priced at $3.00 per share (the "April Placement"). Mr. Costas purchased 2,000 of these shares and Mr. Spoonamore purchased 10,000 of theses shares. The April Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the April Placement.

Item 6.   Management Discussion and Analysis or Plan of Operation

     We were incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999, and subsequently changed our name to Arbor, Inc. on December 16, 1999. We originally intended to engage in the business of manufacturing, selling and distributing fence posts to be used by government parks, highway departments, ranchers and farmers throughout North America. Due to a lack of capital, we were forced to abandon our original business and examine other business options.

     On February 5, 2004, we completed a reorganization with Laizhou pursuant to the Agreement. We intend on continuing the business operations of Laizhou, which conducts granite mining and processing operations in the PRC through its wholly owned subsidiary, Laizhou China.

     In 2004, we will focus on the business operations of Laizhou China and the acquisition of other granite mining properties in the PRC. As a result of the acquisition of Laizhou, we will no longer pursue the Brazil Project and plan to sell our interest in CPL Arbor.

     Beginning in the first quarter of 2004, we completed the site surveys needed to install modern extraction equipment at our two quarries, No. 1 Quarry and Group 14 Quarry. We believe that newer equipment will increase the rate of extraction of granite blocks for slabs and tiles and vastly improve both the regularity of the stone and the sizes of stone that we are able to process and sell. The newer equipment will also reduce the damage to the granite blocks extracted, thereby improving the quality of our products and reducing waste. We also plan on hiring a new quarry master to supervise and manage both quarries.

     During the second quarter of 2004, we plan to add equipment to each mine in addition to reconfiguring how the property is mined. Examples of the type of equipment planned for purchase at the Group 14 Quarry includes: a 30-ton loader, a 33-ton excavator, a 30-ton off road dump truck, 16 manual rock drills and a horizontal rock drill. Examples of the type of equipment planned for purchase at No. 1 Quarry includes: a 30-ton loader, a 33-ton excavator, 16 manual rock drills, a horizontal rock drill, and a diamond wire cutting system. We currently estimate that this equipment will cost an aggregate of approximately $1,500,000. We plan to partially finance these acquisitions with $2,050,000 raised in private placement offerings completed in December 2003 and April 2004. The balance of the financing will take the form of debt. We currently have no arrangements for any financing, and there can be no assurance that such financing will be available on terms acceptable to us.

     The operations of the Company prior to February 5, 2004, were the operations of Arbor, Inc. Subsequent to February 5, 2004, the operations of the Company will reflect the continuation of the operations of Laizhou and Laizhou China.

The  Company  (formerly  Arbor,  Inc.)

     Results  of  Operation

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

     Revenues.  Revenues  for  the  twelve  months  ended December 31, 2003 were
     --------
$2,493, compared to $0 for the twelve months ended December 31, 2002. The small revenue in 2003 was from interest accrued on the loan to CPL Arbor. Prior to the reorganization with Laizhou in February 2004, the Company focused its efforts on the development of a viable business model, and therefore generated no revenues from operations.

     General  and  Administrative Expenses.  General and administrative expenses
     -------------------------------------
in the year ended December 31, 2003 were $238,182, an increase from $83,120 for the year ended December 31, 2002. The increase was due primarily to the increase in our operations to complete the reorganization with Laizhou in February 2004 and to consummate the Brazil Project with CPL Arbor.

     Net  Loss.  As  a  result  of the foregoing factors, the Company's net loss
     ---------
increased to $236,578 for the year ended December 31, 2003, from a net loss of $83,259 for the year ended December 31, 2002. The Company's net loss per share increased to $0.03 for the year ended December 31, 2003, from $0.01 for the year ended December 31, 2002, due to an increase in 2003 in the Company's net loss.

     Liquidity and Capital Resources

     In October and November 2003, the Company completed the November Placement. We sold 600,000 shares of our restricted common stock for $500,000. A director and the then President, Costas Takkas, purchased 300,000 of these shares. The November Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the November Placement.

     In December 2003, the Company completed the December Placement, selling an aggregate of 550,000 shares of our restricted common stock for $1.00 per share. The December Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the December Placement.

     In April 2004, the Company completed an additional private placement of 500,000 shares of restricted common stock priced at $3.00 per share (the "April Placement"). The April Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the April Placement.

     The Company estimates that after giving effect to the November, December and April Placements, the current capital reserves that result will allow China Granite to operate for at least twelve months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of China Granite's common stock. There can be no assurance that additional financing will be available on terms favorable to China Granite or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm China Granite's business, results of operations and financial condition.

     For the next 12 months the Company expects the primary sources of liquidity to be funds generated by operations and cash on hand. To December 31, 2003, the Company has not been profitable and has experienced negative cash flows from operations. Operations have been primarily financed through the issuance of stock.

     Laizhou  China

     Results of Operation for the period from January 9, 2003 (date of inception) to December 31, 2003.

     Laizhou China's revenues for the period from January 9, 2003 (date of inception) to December 31, 2003 were $3,050,183 (25,255,000 Yuan), $2,443,000 of which came from granite mining and $607,000 of which came from the production of granite slabs and ornaments.

     Selling,  General  and  Administrative  Expenses.  Laizhou China's selling,
     ------------------------------------------------
general and administrative expenses in the year ended December 31, 2003 were $161,780. Selling expenses relate to mining of granite and the production of granite slabs, cladding and decorative features.

     Net  Income.  As  a  result  of  the foregoing factors, Laizhou China's net
     -----------
income was $831,122 for the year ended December 31, 2003.

Critical  Accounting  Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires China Granite to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to China Granite's Financial Statements describes the significant accounting policies used in the preparation of the China Granite financial statements. Note 2 of Notes to Laizhou China's Financial Statements describes the significant accounting policies used in the preparation of the Laizhou China financial statements.

Item 7.   Financial Statements

     The Company's Financial Statements can be found immediately following Item 14 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A.  Controls and Procedures

     On December 31, 2003, the Company's management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, the Company's President and Chief Financial Officer concluded that China Granite maintains effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

     The following table sets forth the names of all of our current directors and executive officers as of April 6, 2004. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

        Name        Age                       Position
------------------  ---  --------------------------------------------------
Dong Chen            43  President and Director
------------------  ---  --------------------------------------------------
Juan Chen            49  Chief Financial Officer and Secretary and Director
------------------  ---  --------------------------------------------------
Piguo Man            44  Manager and Director
------------------  ---  --------------------------------------------------
Maria C. Maz         35  Treasurer
------------------  ---  --------------------------------------------------
Michael Miller       49  Vice-President of Investor Relations
------------------  ---  --------------------------------------------------
Costas Takkas        47  Director
------------------  ---  --------------------------------------------------
Stephen Spoonamore   39  Director
------------------  ---  --------------------------------------------------

     Dong Chen: Mr. Chen has served as our President since the reorganization on February 5, 2004. Prior to the reorganization, from June 2001 until joining us, Mr. Chen served as the Chief Executive Officer of Yantai Maple Leaf Beverage Company Ltd., a company that bottles and distributes bottled water in the People's Republic of China. From 1997 until May 2001, Mr. Chen was the Vice President of Marketing for China New Hope Electronic Development Co., which manufactured and sold digital videodisc players. Mr. Chen received a degree in Business Administration from Jilin Normal University in the People's Republic of China. Mr. Chen is the brother of Juan Chen, our Chief Financial Officer, Secretary and a Director.

     Juan Chen: Ms. Chen has been our Vice General Manager since the reorganization on February 5, 2004. Prior to the reorganization, from March 2003 until joining us, Ms. Chen served as the General Manager of Laizhou Jia Sheng Stone Company. From January 2002 until February 2003, Ms. Chen was the Director of
Operations of Yanbian Airblower Factory. From June 2000 until December 2001, she served as the Head of Mining at Jilin Huadian City San Dao Ling Gold Mine in Jilin, China. From 1998 until May 2000, Ms. Chen was the General Manager of Jilin Ocean Hotel in Jilin, China. Ms. Chen is the sister of Dong Chen, our President and a Director.

     Piguo Man: Mr. Man has been our Manager since the reorganization on February 5, 2004. Prior to the reorganization, from March 2003 until joining us, Mr. Man was Vice General Manager of Laizhou Jia Sheng Stone Company. From November 2002 until February 2003, Mr. Man served as the General Manager of the Laizhou Science and Technology Bureau, which consulted with agriculture and stone processing companies. From August 1998 until October 2002, Mr. Man served as the General Manager of the Laizhou Science and Technology Development Company.

     Camilla Maz: Ms. Maz was appointed as Treasurer in October 2003. Prior to this position, Ms. Maz worked for the past five years in the financial services industry as an assistant and advisor for multiple small and medium size companies in the United States and Canada through her consulting company Prosper Financial Inc. In 1993, Ms Maz played an important role in the financing, bid preparation to the Colombian government and subsequent implementation of cellular communications, in the northern region of Columbia; Ms. Maz has also been founder, owner and operator of several companies in South America. Ms. Maz holds a Bachelors Degree in Business Administration (BBA) with emphasis in Finance from Universidad de Los Andes, Bogota, Colombia. Ms. Maz is the sister-in-law of Michael Miller, our Vice-President of Investor Relations.

     Michael Miller: Mr Miller has served as our Vice President of Investor Relations since October 2003. Since January 2000, Mr. Miller has been the
President and 50% shareholder of Candide Investments Ltd. which has offered consulting services to a number of public companies, assisting them with corporate restructuring, mergers and acquisitions, raising capital and investor relations. From 1997 to 1999, Mr. Miller was an account executive with Canaccord Capital Corp. Mr. Miller is the brother-in-law of Camilla Maz, our Treasurer.

     Costas Takkas: Mr. Takkas has served as a member of our Board of Directors since October 2002. He has served as a director of the following Toronto Stock Exchange Venture Exchange (formerly the "VSE") companies: Serena Resources Ltd. (now named Capstone Gold Ltd.) (1998-2001) and Emerald Mining Corp. (1998-1999). He was also a director of Ourominas Minerals Inc. (1996-1997, now named Thistle Mining Ltd.) which is listed on the Toronto Stock Exchange. Mr. Takkas has been a member of the Institute of Chartered Accountants in England & Wales since 1982. He graduated with a B.Sc. (Honors) and Associate to the Royal College of Science in Physics from the Imperial College of Science and Technology, University of London in 1978.

     Stephen Spoonamore: Mr. Spoonamore has served as a member of our Board of Directors since March 2003. Since September 2003 he has served as the Director of Strategic Relationships for SendWordNow Inc., a firm that provides high-speed, high-volume disaster recovery communications. In January 2001, he founded and currently acts as the CEO of DVDojo that provides digital videodisc shooting, editing and production training and equipment in New York City. In January 1999 he co-founded RSW Management, a construction management firm that he sold later in 1999. In 1997 he founded CPR-Group that provided studio and show design services until its sale in 2002.

Family  Relationships

     Other than as set forth above, there are no familial relationships between members of our Board of Directors or our executive officers.

Involvement in Certain Legal Proceedings

     Mr. Robert Miller, former Treasurer and Vice President of Investor Relations of the Company, the husband of Camilla Maz, our Treasurer and the brother of Michael Miller, our Vice President of Investor Relations, was a director of Nanovation Technologies Inc. ("Nanovation") from 1996 to 1999. Nanovation made switches and circuits for fiber optics networks and it filed for Chapter 11 bankruptcy protection in July 2001.

Committees of the Board of Directors

     Our Audit Committee is chaired by Costas Takkas. Stephen Spoonamore and Dong Chen serve as the other members of the Audit Committee. The Audit Committee oversees our financial reporting processes and is responsible for reviewing our financial condition. The Audit Committee did not meet in 2003 since the Company was primarily focused on searching for new business opportunities.

Audit  Committee  Financial  Expert

     Our Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee, namely Costas Takkas. Mr. Takkas would not be considered independent, as that term is defined by the NASD because he was an officer of the Company within the past three years. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

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

     Mr. Takkas received his designation as a chartered accountant from the Institute of Chartered Accountants in England and Wales in 1982. Early in his career he worked as a chartered accountant and auditor. He is now self-employed, investing his time and money in speculative projects.

Compensation Committee

     Our  Compensation  Committee  is  chaired  by Juan Chen.  Costas Takkas and
Piguo Man serve as the other members of the Compensation Committee. The Compensation Committee oversees the compensation of our executive officers and directors. Our Compensation Committee did not meet in 2003 since the Company was primarily focused on searching for new business opportunities and did not have operations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of the our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. Based on a review of the our records, management believes that all filing requirements applicable to the our officers, directors and holders of more than 10% of our common stock were complied with during the 2003 fiscal year, except that: with respect to Mr. Chen, a Form 3 was filed late; with respect to Ms. Chen, a Form 3 was filed late; with respect to Mr. Miller, a Form 3 was filed late; with respect to Ms. Maz a Form 3 was filed late, with respect to Mr. Stephen Spoonamore a Form 3 was filed late, and; with respect to Mr. Costas Takkas a Form 4 was filed late concerning the purchase of shares.

Code  of  Ethics

     We do not yet have a Code of Ethics. The Board of Directors intends to discuss the preparation and adoption of a Code of Ethics at its next meeting.
Due to the recent completion of the reorganization with Laizhou, the Board of Directors had decided to postpone the adoption of a code of ethics until the Company was able to focus its business plan and develop a greater infrastructure. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to the Secretary of Company.

Item 10.  Executive Compensation

EXECUTIVE COMPENSATION SUMMARY

     The following table provides compensation information for the period indicated with respect to the persons who served as our President for the years ended December 31, 2003, 2002 and 2001, and all other executive officers of Arbor receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2003, 2002 and 2001 (collectively, the "Named Executive Officers"):

                                                  SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Long Term Compensation
                                                                             -----------------------------------
                                                  Annual Compensation                 Awards            Payouts
                                           --------------------------------  -------------------------  --------
(a)                                  (b)      (c)         (d)        (e)         (f)          (g)         (h)         (i)
                                                                    Other                  Securities
                                                                   Annual    Restricted   Under-lying     LTIP     All Other
Name and Principal                                                 Compen-      Stock       Options/    Payouts     Compen-
Position                            Year   Salary ($)  Bonus ($)   sation    Awards ($)     SARs (#)      ($)     sation ($)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Dong Chen (1)                        2003           0          0          0            0            0          0            0
-----------------------------------------------------------------------------------------------------------------------------
President
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Juan Chen (2)                        2003           0          0          0            0            0          0            0
----------------------------------  -----  ----------  ---------  ---------  -----------  ------------  --------  -----------
CFO
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Costas Takkas (3)                    2003           0          0  $  18,000            0            0          0            0
-----------------------------------------------------------------------------------------------------------------------------
CEO & President                      2002           0          0          0            0            0          0            0
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Stephen Spoonamore (4)               2003           0          0  $  27,000            0            0          0            0
----------------------------------  -----  ----------  ---------  ---------  -----------  ------------  --------  -----------
CFO & Secretary
----------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Robert Miller (5)                    2003           0          0          0            0            0          0            0
-----------------------------------------------------------------------------------------------------------------------------
Treasurer & VP Investor Relations
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Camilla Maz (6)                      2003           0          0  $  36,000            0            0          0            0
----------------------------------  -----  ----------  ---------  ---------  -----------  ------------  --------  -----------
Treasurer
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Michael Miller (7)                   2003           0          0          0            0            0          0            0
-----------------------------------------------------------------------------------------------------------------------------
VP Investor Relations
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Joginder Brar (8)                    2003           0          0          0            0            0          0            0
-----------------------------------------------------------------------------------------------------------------------------
CEO & President                      2002           0          0          0            0            0          0            0
-----------------------------------------------------------------------------------------------------------------------------
                                     2001           0                                       600,000(9)            $    30,000
-----------------------------------------------------------------------------------------------------------------------------

(1) Effective February 4, 2004 pursuant to the reorganization with Laizhou, Mr. Chen's salary is $2,000 per month.


(2) Effective February 4, 2004 pursuant to the reorganization with Laizhou, Ms. Chen's salary is $500 per month.
(3) Mr. Takkas was President, Chief Executive Officer and director of our company from October 2002 until February 5, 2004 when he resigned as an officer but remained as a director. Prior to the reorganization with Laizhou, Mr. Takkas was paid $3,000 per month pursuant to a consulting agreement under which he provided management services to the Company.
(4) Mr. Spoonamore was our Chief Financial Officer, Secretary and director from March 2003 until February 5, 2004 when he resigned as an officer but remained as a director. Prior to the reorganization with Laizhou, Mr. Spoonamore was paid $3,000 per month pursuant to a consulting agreement under which he provided management services to the Company.
(5) Mr. Robert Miller was our Treasurer and Vice President of Investor Relations from March 2003 until October 2003.
(6)  Ms.  Maz  was  appointed  Treasurer  in  October  2003.
(7) Mr. Michael Miller was appointed Vice President of Investor Relations in October 2003.
(8)  Mr. Brar resigned as President and a director of our company in March 2003.
(9) The total value of the services rendered by Mr. Brar was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.

Stock  Options/SAR  Grants

     No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2003, to our named executive officers or any other parties.

     On February 4, 2004, pursuant to the reorganization with Laizhou, we issued options to purchase 840,000 shares of our common stock to certain directors, officers and employees of our newly reorganized company.

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

Director  Compensation

     Both of our directors, Costas Takkas and Stephen Spoonamore had consulting agreements with the Company during the year ended December 31, 2003. Mr. Takkas's consulting agreement provided for payment of $3,000.00 per month for providing management services to the Company. This agreement was in effect from July 1, 2003 until December 31, 2003. Mr. Spoonamore's consulting agreement provided for payment of $3,000.00 per month for providing management services to the Company. This agreement was in effect from April 1, 2003 until December 31, 2003.

     Other than set forth above, no cash compensation was paid to any of our directors for services as a director during the fiscal year ended December 31, 2003. We have no standard arrangement pursuant to which our Board of Directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 6, 2004 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares, (ii) each of our Directors, (iii) the Named Executive Officers named in the "Executive Compensation" section of this Annual Report and
(iv)  all  current  Directors  and  executive  officers  as  a  group.

           NAME AND ADDRESS OF BENEFICIAL         SHARES BENEFICIALLY       % OF CLASS OWNED
                      OWNER (1)                          OWNED
Dong Chen                                                     698,396                   4.99%

Juan Chen                                                     667,268                   4.67%

Piguo Man                                                     403,074                   2.88%

Costas Takkas                                                 525,000  (2)              3.75%

Stephen Spoonamore                                            113,000  (3)                **

Camilla Maz                                                    43,450                     **

Michael Miller                                                105,000  (4)                **

Officers and Directors as a group (seven persons)           2,555,188                  18.25%

(1) Unless otherwise stated, the address of all persons in the table is c/o China Granite Corporation, 2642 Collins Avenue, Suite 305, Miami Beach, Florida 33140.
(2) Shares beneficially owned by Mr. Takkas include options to purchase up to 75,000 shares of our common stock that may be exercised in whole or in part within 60 days of April 6, 2004.


(3) Shares beneficially owned by Mr. Spoonamore include options to purchase up to 75,000 shares of our common stock that may be exercised in whole or in part within 60 days of April 6, 2004.
(4) Shares beneficially owned by Mr. Miller include options to purchase up to 75,000 shares of our common stock that may be exercised in whole or in part within 60 days of April 6, 2004. Mr. Miller is the beneficial owner of an additional 30,000 shares of our common stock through his control of Candide Investments Ltd. which owns 30,000 shares of our common stock.
**   Indicates  less  than  1%

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 6, 2004 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of Arbor, Inc., 2642 Collins Avenue, Suite 305, Miami Beach, Florida 33140. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 13,998,000 shares of our common stock outstanding as of April 6, 2004.

Item 12.  Certain Relationships and Related Transactions

     In 2002, we retained a consultant, Auron 2000, to assist our management. The services to be rendered include administrative duties, contract negotiations, financing services and shareholder communication. Auron 2000 received compensation of $3,000 per month plus expenses. Auron 2000 was wholly owned by Robert H. Miller, who was our Treasurer and Vice-President of Investor Relations, up until January 2003, when he sold his interest in Auron 2000. We entered into an agreement with Prosper Financial Inc. to provide the services Auron 2000 formerly provided to us under the same terms as our engagement with Auron 2000. Maria C. Maz, our Treasurer and the wife of Robert H. Miller, owns Prosper Financial Inc.

     Mr. Costas Takkas, one or our directors, has a pre-existing relationship with CPL Construcoes e Comercio Inc. Mr. Takkas is owed $2,000,000 from CPL for loans made by Mr. Takkas to CPL for registration and taxes on the land owned by CPL in Tocantins, Brazil, working capital, legal opinions from various attorneys and other costs relating to financing sought for the project. Mr. Takkas has agreed to assign $1,000,000 of his interest in this debt to Arbor would occur if Arbor funded $3,000,000 to the Brazil Project. This did not occur and there is no obligation.

     Both of our directors, Costas Takkas and Stephen Spoonamore had consulting agreements with the Company during the year ended December 31, 2003. Mr. Takkas's consulting agreement provided for payment of $3,000.00 per month for providing management services to the Company. This agreement was in effect from July 1, 2003 until December 31, 2003. Mr. Spoonamore's consulting agreement provided for payment of $3,000.00 per month for providing management services to the Company. This agreement was in effect from April 1, 2003 until December 31, 2003.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

---------------------------------------------------------------------------------------
3.1     Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20,
        2004).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
3.2     Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to the
        Company's current report on Form 8-K filed on February 20, 2004).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
4.2     Form of Subscription Agreement
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
10.3    Consulting Agreement
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
10.4    Stockholder Transfer Agreement
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
31.1    Certification of Chairman and Chief Executive Officer Pursuant to Section 302
        of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
31.2    Certification of Vice Chairman and Chief Financial Officer Pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
32.1    Written Statement of Chairman and Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
        (transmitted herewith).
---------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------
32.2    Written Statement of Vice Chairman and Chief Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
        (transmitted herewith).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------

     (b)  Reports  of  Form  8-K

     On February 20, 2004 we filed a current report on Form 8-K to announce the completion of the reorganization with Laizhou.

Item 14.  Principal Accountant Fees and Services

     The following table shows the aggregate fees billed to the Corporation for professional services by Braverman and Company, our independent auditor, for fiscal years 2003 and 2002:

                                   FISCAL 2003                 FISCAL 2002
                                   -----------                 -----------

Audit Fees                              $      8,247                $      4,257

Audit-Related Fees                      $          0                $          0

Tax Fees                                $        750                $          0

All Other Fees                          $          0                $          0

Total                                   $      8,997                $      5,757

     Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of the Company's consolidated financial statements for fiscal years 2003 and 2002, for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during fiscal 2003 and 2002, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

     Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under "Audit Fees," and generally consist of fees for other attest engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

     Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. Of this amount, $750
                                                                             ---
was  related
to tax compliance services for review of federal and state tax returns for 2003.

     All Other Fees. This category includes the aggregate fees billed in each of the last two fiscal years for products and services provided by the independent auditors that are not reported above under "Audit Fees," "Audit-Related Fees," or "Tax Fees."

     The Audit Committee considered the compatibility of the non-audit-related services performed by and fees paid to Braverman and Company in 2003 and the proposed non-audit-related services and proposed fees for 2004 and determined that such services and fees are compatible with the independence of Braverman and Company. During 2003, Braverman and Company did not utilize any leased personnel in connection with the audit.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China  Granite  Corporation



/s/  Dong Chen, President and CEO/Director
------------------------------------------
April 13, 2004

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                 DATE
---------                   -----                                 ----

/s/  Dong Chen              President and Director                April 13, 2004
------------------------
Dong Chen

/s/  Juan Chen              Chief Financial Officer and Director  April 13, 2004
------------------------
Juan Chen

/s/  Costas Takkas          Director                              April 13, 2004
------------------------
Costas Takkas

/s/  Stephen Spoonamore     Director                              April 13, 2004
------------------------
Stephen Spoonamore

/s/  Piguo Man              Director                              April 13, 2004
------------------------
Piguo Man

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND AUDIT COMMITTEE
CHINA GRANITE CORPORATION
CALGARY, ALBERTA, CANADA

We have audited the accompanying balance sheet of China Granite Corporation, formerly Arbor, Inc. (a Nevada corporation in the development stage) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended and for the period from February 25, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Granite Corporation at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended and for the period from February 25, 1999 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Braverman & Company, P.C.
Prescott, Arizona
March 25, 2004

                            CHINA GRANITE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                              $  397,810
   Note receivable from
    corporate joint venture                                             325,000
  Accrued interest                                                        2,493
  Deferred charge                                                        11,513
                                                                     -----------

TOTAL CURRENT ASSETS                                                    736,816
                                                                     -----------

                                                                     $  736,816
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                   $    4,506
  Accounts payable-related party                                          4,402
                                                                     -----------

TOTAL CURRENT LIABILITIES                                                 8,908
                                                                     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 25,000,000
  shares authorized, 8,998,000,000 issued and
  outstanding                                                             8,998
Paid-in capital                                                       1,171,802
Contributed capital                                                     102,319
(Deficit) accumulated during the development stage                     (555,210)
                                                                     -----------

Total Stockholders' Equity                                              727,908
                                                                     -----------

                                                                     $  736,816
                                                                     ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              CHINA GRANITE CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS


                                                                      CUMMULATIVE
                                                                   FROM FEBRUARY 25,
                                                                         1999
                                                                      (INCEPTION)
                                       YEAR ENDED DECEMBER 31,            TO
                                    ----------------------------     DECEMBER 31,
                                        2003           2002              2003
                                    ------------  --------------  -------------------

REVENUE- INTEREST                   $     2,493   $           -   $            2,493
                                    ------------  --------------  -------------------

EXPENSES
  General and adminstrative             238,182          83,120              556,675
  Interest                                  889             139                1,028
                                    ------------  --------------  -------------------

    TOTAL EXPENSES                      239,071          83,259              557,703
                                    ------------  --------------  -------------------

NET (LOSS)                          $  (236,578)  $     (83,259)  $         (555,210)
                                    ============  ==============  ===================


NET (LOSS) PER COMMON SHARE-BASIC   $     (0.03)  $       (0.01)
                                    ============  ==============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING          7,943,833       7,848,000
                                    ============  ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                             CHINA GRANITE CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                            (DEFICIT)
                                                                                           ACCUMULATED
                                              COMMON STOCK                                 DURING THE
                                           ------------------    PAID-IN    CONTRIBUTED    DEVELOPMENT
                                            SHARES    AMOUNT     CAPITAL      CAPITAL         STAGE        TOTAL
                                           ---------  -------  -----------  ------------  -------------  ----------
BALANCES, AT INCEPTION                             -  $     -  $        -   $          -  $          -   $       -
  Issuance of stock
    For services @ $.05 per share          1,200,000    1,200      58,800                                   60,000
    For cash @ $.05 per share              1,416,000    1,416      69,384                                   70,800
  Net (loss) for the year                                                                     (109,504)   (109,504)
                                           ---------  -------  -----------  ------------  -------------  ----------

BALANCES, DECEMBER 31, 1999                2,616,000    2,616     128,184              -      (109,504)     21,296
  Contributed capital                                                             83,218                    83,218
  Net (loss) for the year                                                                     (101,549)   (101,549)
                                           ---------  -------  -----------  ------------  -------------  ----------

BALANCES, DECEMBER 31, 2000                2,616,000    2,616     128,184         83,218      (211,053)      2,965
  Contributed capital                                                             19,101                    19,101
  Stock split, 3 for 1                     5,232,000    5,232      (5,232)                                       -
  Net (loss) for the year                                                                      (24,321)    (24,321)
                                           ---------  -------  -----------  ------------  -------------  ----------

BALANCES, DECEMBER 31, 2001                7,848,000    7,848     122,952        102,319      (235,374)     (2,255)
  Net (loss) for the year                                                                      (83,259)    (83,259)
                                           ---------  -------  -----------  ------------  -------------  ----------

BALANCES, DECEMBER 31, 2002                7,848,000  $ 7,848  $  122,952   $    102,319  $   (318,633)  $ (85,514)
Proceeds from issuance of stock:
  PPM, December 11, 2003 @$.83 per share     600,000      600     499,400                                  500,000
  PPM, December 31, 2003 @$1.00 per share    550,000      550     549,450                                  550,000
  Net (loss) for the year                                                                 $   (236,578)   (236,578)
                                           ---------  -------  -----------  ------------  -------------  ----------

BALANCES, DECEMBER 31, 2003                8,998,000  $ 8,998  $1,171,802   $    102,319  $   (555,210)  $ 727,908
                                           =========  =======  ===========  ============  =============  ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                        CHINA GRANITE CORPORATION
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CASH FLOWS


                                                                                          CUMMULATIVE
                                                                                       FROM FEBRUARY 25,
                                                                                             1999
                                                                                          (INCEPTION)
                                                           YEAR ENDED DECEMBER 31,             TO
                                                        ----------------------------      DECEMBER 31,
                                                            2003           2002               2003
                                                        ------------  --------------  -------------------
OPERATING ACTIVITIES
         Net (loss) from operations                     $  (236,578)  $     (83,259)  $         (555,210)
         Contributed services                                                                    102,319
         Issuance of common stock for services                                                    60,000
         Increase (decrease) in cash
               resulting from changes in:
                 Accrued interest                            (2,493)                              (2,493)
                 Deferred charges                           (11,513)                             (11,513)
                 Accounts payable                           (20,197)         23,448                4,505
                 Accounts payable-related party             (55,409)         59,811                4,402
                 Officer advance                             (1,000)
                                                        ------------  --------------  -------------------

              NET CASH USED BY  OPERATING ACTIVITIES       (327,190)              -             (397,990)
                                                        ------------  --------------  -------------------

INVESTING ACTIVITIES
          Increase in note receivable                      (325,000)              -             (325,000)
                                                        ------------  --------------  -------------------

             NET CASH USED BY FINANCING ACTIVITIES         (325,000)              -             (325,000)
                                                        ------------  --------------  -------------------

FINANCING ACTIVITIES
         Proceeds from sale of common stock               1,050,000               -            1,120,800
                                                        ------------  --------------  -------------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES    1,050,000               -            1,120,800
                                                        ------------  --------------  -------------------

             NET INCREASE IN CASH                           397,810               -              397,810

             CASH, BEGINNING OF PERIOD                            -               -                    -
                                                        ------------  --------------  -------------------

             CASH, END OF PERIOD                        $   397,810   $           -   $          397,810
                                                        ============  ==============  ===================

OTHER SUPPLEMENTAL INFORMATION

             INTEREST PAID                              $       889   $         139   $            1,028
                                                        ============  ==============  ===================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            CHINA GRANITE CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

China Granite Corporation, formerly Arbor, Inc. (the Company) was organized February 25, 1999, under the laws of the State of Nevada, as originally E Investments, Inc. As of December 31, 2003 the Company had no revenue or operations and, in accordance with SFAS No.7, is considered a development stage company. The fiscal year end of the Company is December 31.

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

CONCENTRATIONS OF CREDIT RISK

The Company may have bank deposits on hand which are in excess of federally insured limits.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                            CHINA GRANITE CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 -  RELATED PARTY TRANSACTIONS

MANAGEMENT SERVICES

Prosper Financial, Inc., a company owned by the Treasurer of the Company, provided management consulting services and office overhead for the Company during the year 2003, for $3000 per month. In the prior year similar services were provided by Auron 2000, a company owned by the former Treasurer, at a cost to the Company of $59,811.

ACCOUNTS PAYABLE-RELATED PARTY

During the year the Company accrued $18,000 for compensation for consulting services provided by the acting president/director of the Company in connection with an agreement to compensate him at the rate of $3,000 per month for twelve months effective July 1, 2003, and also approved payment for approximately $ 36,400 for expenses he incurred on behalf on its behalf during 2002 and 2003. Of this total, $50,000 was converted to common stock at $1 per share as of December 31, 2003, and the balance of $4,402 remained unpaid at that date.

CONSULTING AGREEMENT

The Company entered into a one year consulting agreement with the Secretary/director of the Company commencing April 1, 2003, for compensation of $3,000 per month. The entire compensation for 2003 of $27,000, and expenses incurred of $3,000 were converted to 30,000 shares of common stock at $1 per share as of December 31, 2003.

CORPORATE JOINT VENTURE

The acting president/director of the Company has a pre-existing relationship with CPL Construcoes e Comercio Inc. a joint venturer in a Brazilian based company, CPLArbor do brasil Constutora Ltda (CPLARBOR) in which the Company is to receive a 50 percent equity interest as of December 31, 2003, at no cost. The Company loaned CPLARBOR in October 2003, $325,000 on an unsecured basis. The acting president/director is owed $2,000,000 from CPL for loans made by him to CPL for registration and taxes on the land owned by CPL in Tocantins, Brazil, working capital, legal opinions from various attorneys and other costs relating to financing sought for the project. See Note 5 of the Notes to financial statements for a further discussion of this transaction.

                            CHINA GRANITE CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 -  INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets as such amounts were completely offset by valuation allowances. Substantially all expenses incurred to date are considered start-up costs for income tax purposes except for expenses provided as contributed capital, and will become deductible once the Company's business commences. Such costs which total $456,158 as of December 31, 2003 are subject to amortization over a 5 year period, unless permanently capitalized. The Company has net operating loss carryovers for income tax purposes of $1,028 as of December 31, 2003, expiring by 2023.

The following is an analysis of deferred tax assets for as of December 31, 2002 and 2003.

                                           Deferred     Valuation
                                          Tax Assets    Allowance   Balance
                                          -----------  -----------  --------
Deferred tax assets at December 31, 2002  $    73,661  $  (73,661)  $    -0-
Additions for 2003                             80,437     (80,437)       -0-
                                          -----------  -----------  --------

Deferred tax assets at December 31, 2003  $   155,498  $ (155,498)  $    -0-
                                          ===========  ===========  ========

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                               2003   2002
                                                              ------  -----
Expected income tax (benefit) at federal statutory tax rate      34%    34%
Valuation allowance                                           ( 34)%  (34)%
                                                              ------  -----

  Actual income tax (benefit)                                     0%     0%
                                                              ======  =====

In accordance with FASB #109, the valuation allowance was based on the results of operations as of December 31, 2003.


NOTE 4 -  LETTERS OF INTENT DURING 2003

THE ABUCCO PROJECT

The Company entered into a letter of intent to acquire Abucco Technology, Inc., a British Columbia based technology company (Abucco) in March 2003 for 4,786,000 restricted common shares of the Company, in exchange for all of the common stock outstanding of Abucco. The letter of intent expired in September 2003 without renewal or extension.

                            CHINA GRANITE CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 -  LETTERS OF INTENT DURING 2003 (CONTINUED)

THE CHINA PROJECT

In November 2003 the Company entered into a letter of intent to acquire an interest in a China based company, Laizhou Jia Sheng Stone Company Limited, in connection with a proposed stock exchange transaction which would transfer control to the Chinese company, if completed. During 2003, the Company paid and expensed approximately $80,000 in legal, audit and accounting fees in furtherance of this project. This transaction was concluded successfully in February 2004, as more fully discussed in the Subsequent Events footnote below.

NOTE 5 - NOTE RECEIVABLE FROM CORPORATE JOINT VENTURE

In October 2003, after an initial letter of intent, the Company provided an unsecured loan of $325,000 to CPLArbor do brasil Constutora Ltda (CPLARBOR), a corporation formed on February 19, 2003, in the State of Sao Paulo, Brazil, to acquire undeveloped real estate and construct residential housing units. CPLARBOR is in the development stage, in accordance with FASB #7. The loan bears interest at LIBOR rate plus 4 percent per annum and is due with accrued interest in October 2004.

As of December 31, 2003, the audited financial statements of CPLARBOR revealed the following financial position:

Assets                                Liabilities
  Cash                  $112,093        Note payable to China Granite Corp.
  Advances                 8,054          with accrued interest   $327,693
  Undeveloped
    Real estate          178,942  Shareholders' Equity             (26,431)
                                                                   --------
  Fixed assets & other     2,173
                        --------

    TOTAL ASSETS        $301,262  TOTAL LIABILITIES & EQUITY       $301,262
                        ========                                   ========

Shareholders' equity consisted only of the net loss for 2003 since no capital was paid in by either joint venturer. The net loss of $26,431 was net of interest income of $3,082 and included interest expense payable to the Company of $2,693.

The 50% corporate joint venture interest is considered by the Company only as contingent collateral for the loan as of December 31, 2003, since the shares evidencing the equity interest were not transferred into the name of the Company by that date, and it has decided in 2004 to sell its interest therein. Accordingly, no portion of the equity in the net loss of the corporate joint venture was recorded by the Company as of December 31, 2003.

                            CHINA GRANITE CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 -  NOTE RECEIVABLE FROM CORPORATE JOINT VENTURE (CONTINUED)

The loan to CPL was not considered impaired as a result of the limited activities of the corporate joint venture as of December 31, 2003, but the loan could become impaired subsequent to 2004 if, as a result of any disposition of the Company's potential interest in the joint venture, the joint venture is unable to obtain additional, necessary financing to proceed with its real estate development plans, or is unable to realize the value of its assets and settle its liabilities in the normal course of its business activities, should it be unable to either attract a new joint venturer, or be unable to complete its pending project for any other reason.

NOTE 6 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 148  Accounting for Stock-Based Compensation-Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150  Financial Instruments with Characteristics of both Liabilities and
Equity

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

INTERPRETATION NO. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

                            CHINA GRANITE CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 -  SUBSEQUENT EVENTS

THE CHINA PROJECT

On February 5, 2004 the Company entered into a stock exchange transaction with China Laizhou Bay Mining International Corporation, a corporation organized under the laws of the British Virgin, Islands ("Laizhou") which owns all of the outstanding common stock of Laizhou Jia Sheng Stone Company Limited, resulting in a change of control of the Company. The Company acquired all of the issued and outstanding common stock of Laizhou for 8,500,000 shares of restricted common stock of which 5 million shares were represented by newly issued shares of the Company, and the balance represented by shares held by the principal shareholder of the Company. Laizhou is considered the accounting acquirer and all future financial statements will be that of the acquirer and its subsidiaries which include the company, whose assets will be consolidated at fair value.

The majority of the Company's funds available as of December 31, 2003, and amounts raised subsequently of approximately $600,000 were used to finance additional costs and expenses of Laizhou Jia Sheng Stone Company Limited. In addition, $100,000 was transferred in trust to ultimately assist in CPLARBOR's development.

STOCK  OPTIONS/SAR  GRANTS

No grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2003. On February 4, 2004, pursuant to the reorganization with Laizhou, options were issued to purchase 840,000 shares of common stock to certain directors, officers and employees of the newly reorganized company.

CONSULTING AGREEMENTS WITH MANAGEMENT

As a result of the stock exchange transaction with Laizhou, the contracts with the acting president and secretary were terminated.

To the Stockholders and the Board of Directors of

LAIZHOU JIA SHENG STONE COMPANY LIMITED




We  have  audited  the  accompanying  balance  sheet  of Laizhou Jia Sheng Stone
Company Limited (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the period from January 9, 2003 (date of incorporation) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the period from January 9, 2003 (date of incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




MOORES  ROWLAND  MAZARS
Chartered  Accountants
Certified  Public  Accountants,
Hong  Kong,  March  30,  2004


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

LAIZHOU JIA SHENG STONE COMPANY LIMITED

BALANCE SHEET
=======================================================================================

                                                               AS OF DECEMBER 31, 2003
                                                              -------------------------
ASSETS                                                                Rmb           US$

CURRENT ASSETS
Cash and cash equivalents                                         345,400        41,715
Accounts receivable                                             2,010,493       242,813
Inventories (Note 3)                                              947,305       114,408
Deposits, prepayments and other receivables                         9,900         1,196
                                                              -----------  ------------

TOTAL CURRENT ASSETS                                            3,313,098       400,132

Plant and equipment, net (Note 4)                              22,010,328     2,658,253
Mineral interests, net (Note 5)                                12,449,992     1,503,622
                                                              -----------  ------------

TOTAL ASSETS                                                   37,773,418     4,562,007
                                                              ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accruals and other payables (Note 6)                              989,271       119,477
Business and resource tax and government surcharges payable     1,652,683       199,599
Due to a shareholder (Note 11)                                    750,000        90,580
Due to a former director (Note 11)                              1,000,000       120,773
Income tax payable                                              3,389,489       409,359
                                                              -----------  ------------

TOTAL CURRENT LIABILITIES                                       7,781,443       939,788
                                                              -----------  ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Registered capital                                              5,000,000       603,865
Additional paid-in capital                                     18,110,284     2,187,232
Dedicated reserves                                              1,749,128       211,247
Retained earnings                                               5,132,563       619,875
                                                              -----------  ------------

TOTAL STOCKHOLDERS' EQUITY                                     29,991,975     3,622,219
                                                              -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     37,773,418     4,562,007
                                                              ===========  ============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

LAIZHOU JIA SHENG STONE COMPANY LIMITED

STATEMENT OF OPERATIONS
================================================================================


                                                   PERIOD FROM JANUARY 9, 2003
                                                     (DATE OF INCORPORATION)
                                                       TO DECEMBER 31, 2003
                                                  ------------------------------
                                                             Rmb             US$
Net sales                                            25,255,513       3,050,183
Cost of sales                                       (13,648,793)     (1,648,405)
                                                  --------------  --------------

Gross profit                                         11,606,720       1,401,778

Selling, general and administrative expenses         (1,339,538)       (161,780)
                                                  --------------  --------------

OPERATING INCOME                                     10,267,182       1,239,998

Other income:
Interest income                                           3,998             483
                                                  --------------  --------------

INCOME BEFORE INCOME TAXES                           10,271,180       1,240,481

Provision for income taxes (Note 7)                  (3,389,489)       (409,359)
                                                  --------------  --------------

NET INCOME                                            6,881,691         831,122
                                                  ==============  ==============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

LAIZHOU JIA SHENG STONE COMPANY LIMITED

STATEMENT OF STOCKHOLDERS' EQUITY
=========================================================================================================


                                                ADDITIONAL
                                    REGISTERED     PAID-IN  DEDICATED     RETAINED
                                       CAPITAL     CAPITAL  RESERVES      EARNINGS       TOTAL      TOTAL
                                           Rmb         Rmb     Rmb             Rmb         Rmb        US$
Proceeds on issuance of registered
  capital                            5,000,000  18,110,284          -           -   23,110,284  2,791,097

Net income                                   -           -          -   6,881,691    6,881,691    831,122

Transfer                                                    1,749,128  (1,749,128)           -          -
                                    ----------  ----------  ---------  -----------  ----------  ---------

Balance as of December 31, 2003      5,000,000  18,110,284  1,749,128   5,132,563   29,991,975  3,622,219
                                    ==========  ==========  =========  ===========  ==========  =========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

LAIZHOU JIA SHENG STONE COMPANY LIMITED

STATEMENT OF CASH FLOWS
=====================================================================================================


                                                                        PERIOD FROM JANUARY 9, 2003
                                                                          (DATE OF  INCORPORATION)
                                                                            TO DECEMBER 31, 2003
                                                                       ------------------------------
                                                                                  Rmb             US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 6,881,691         831,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment                                          975,534         117,818
Amortization of mineral interests                                            550,008          66,426
Changes in operating assets and liabilities:
  Accounts receivable                                                     (2,010,493)       (242,813)
  Deposits, prepayments and other receivables                                 (9,900)         (1,196)
  Inventories                                                              1,678,895         202,765
  Accruals and other payables                                                989,271         119,477
  Business and resource tax and government surcharge payable               1,652,683         199,599
  Income taxes payable                                                     3,389,489         409,359
                                                                       --------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 14,097,178       1,702,557
                                                                       --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment                                       (13,501,778)     (1,630,650)
Acquisition of mineral interests                                          (7,000,000)       (845,410)
                                                                       --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES                                    (20,501,778)     (2,476,060)
                                                                       --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of registered capital                           5,000,000         603,865
Advance from a shareholder                                                 3,500,000         422,705
Repayment to a shareholder                                                (2,750,000)       (332,125)
Advance from a former director                                             1,000,000         120,773
                                                                       --------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  6,750,000         815,218
                                                                       --------------  --------------

Net increase in cash and cash equivalents                                    345,400          41,715
                                                                       --------------  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     345,400          41,715
                                                                       ==============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of plant and equipment funded by shareholders                  9,484,084       1,145,421
Acquisition of inventories funded by shareholders                          2,626,200         317,173
Acquisition of mineral interest funded by shareholders                     6,000,000         724,638
                                                                       ==============  ==============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Laizhou Jia Sheng Stone Company Limited ("The Company") was incorporated in the People's Republic of China ("PRC") on January 9, 2003. The Company is engaged in granite mining and processing of granite. Most of raw granites mined are sold without any further processing. The Company also acquires raw granite from others for further processing into slabs for sale.

     The Company has acquired mineral interests of granite reserves in two locations in Laizhou city of Shandong province in the PRC. The mining right periods under these two mineral interests are 20 and 30 years respectively.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BASIS  OF  ACCOUNTING
     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements are presented in Renminbi ("Rmb") which is the Company's functional currency as the Company's operations are located in the PRC.

     CASH  AND CASH EQUIVALENTS
     The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     PLANT  AND  EQUIPMENT  AND  DEPRECIATION
     Plant and equipment are stated at cost. Significant renewals and additions are capitalized at cost. Maintenance and repairs, and minor renewals and betterments are charged to operations as incurred.

     Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized. Major development costs incurred after the commencement of production are capitalized and amortized. Ongoing development expenditures to maintain production are charged to operations as incurred. No exploration and development costs have been capitalized for the period.

     The existing terms of the mineral rights (mining right periods) are not sufficient to recover all identified and valued proven and probable reserves and/or undeveloped mineral interests in respect of the two mineral rights currently owned by the Company. Therefore the Company depreciates and amortizes its mining-related plant and equipment and mining development costs on a straight-line basis over the estimated useful lives of the plant and equipment.

     Depreciation is calculated to write off the cost of plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight line method, at the following annual rates:

          Leasehold land             Over the unexpired term of lease
          Buildings                  10 - 20 years
          Motor vehicles             2 - 10 years
          Furniture and equipment    1 - 20 years


--------------------------------------------------------------------------------

     ACCOUNTS  RECEIVABLE
     Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

     INVENTORIES
     Inventories are valued at the lower of cost or market using weighted average cost method of accounting.

     Raw materials represent purchased raw granite for use in further processing into granite slabs. Work-in-progress represents materials that are currently in the process of being converted to granite slabs. Finished goods represent granite blocks (raw granite) held for sale from mining and processed granite slabs.

     MINERAL  INTERESTS
     Mineral interests represent acquired mineral rights for parcels of land not owned by the Company. These mineral interests are currently in the production stage which contain proven and probable reserves. Mineral interests are amortized using the straight-line method over the terms of mineral rights which are 20 and 30 years for the Company's two mineral interests. Straight-line method of amortization is used because the existing terms of the mineral rights (mining right periods) are not sufficient to recover all identified and valued proven and probable reserves.

     The Company was issued a mining right certificate in respect of one of its two mineral interests from the relevant governmental authority. The initial application and registration fee of applying a mining right certificate from relevant governmental authority amounted to Rmb250,000 (US$30,193). The mining right certificate is to be renewed every five years. The management of the Company considers the renewal fee would be minimal and the chance of renewals not being granted by the relevant governmental authority is remote. The Company further received a confirmation from the governmental authority confirming that the mining right certificate can be renewed every five years. With respect to the remaining mineral interest, the Company has submitted an application for a mining right certificate for which a confirmation of application-in-progress was received from the relevant governmental authority. The management expects the official mining right certificate will be issued in the year 2004.

     The Company has received written confirmation from the relevant governmental authority that the Company has valid mining rights in its two mineral interests since the commencement of mining business throughout the terms of respective mineral interests, despite the fact that official mining right certificates have not been issued at the time of commencement of mining business.


--------------------------------------------------------------------------------

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     DEFERRED  STRIPPING  COSTS
     In general, mining costs are charged to operations as incurred. The costs of removing overburden and other waste materials and road construction to access mineral deposits at open pit mines are capitalized and amortized. These costs of removing waste materials and road construction are referred to as stripping costs.

     During the period, the Company expensed all the stripping costs in the statement of operations because it has not been established that these costs can benefit the exploration and production of minerals in subsequent periods. Such costs amounted to Rmb8,000,000 (US$966,184).

     RECLAMATION  AND  REMEDIATION  COSTS
     Estimated future reclamation and abandonment costs are based principally on legal and regulatory requirements and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". At the balance sheet date, such costs have not been provided because the costs involved are insignificant under the current legal and regulatory requirements in the PRC.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

     NET  SALES
     The Company recognizes revenue when there is persuasive evidence of an agreement with customers, with a fixed fee that is collectible and when delivery has occurred.

     COST  OF  SALES
     Costs classified as cost of sales relate to the mining of minerals and producing of granite slabs and include such items as material cost, depreciation of fixed assets, amortization of mineral interests, direct labor costs and other production costs.


--------------------------------------------------------------------------------

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     INCOME  TAXES
     Income taxes are provided under the provisions of SFAS No. 109, which requires recognition of the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards under the liability method. Deferred tax assets and liabilities are measured using expected tax rates in effect for the period in which those temporary differences are expected to be recovered or settled.

     COMPREHENSIVE  INCOME
     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income", which requires the disclosure of comprehensive income, which includes net income (loss), unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income for the period only consisted of net income for the period.

     FOREIGN  CURRENCY  TRANSLATION
     The Company considers Renminbi as its functional currency as the Company's business activities are based in Renminbi.

     Transactions in currencies other than the functional currency during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statement of operations.

     Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2003 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     USE  OF  ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, long-lived assets and deferred income taxes. Actual results could differ from those estimates.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts receivable and other payables, approximates their carrying values in the financial statements.


--------------------------------------------------------------------------------

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     RECENT  ACCOUNTING  PRONOUNCEMENTS
     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities". Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46-R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The Company does not expect the adoption of FIN 46-R will have a material impact on the Company's results of operations or financial position.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company does not expect the adoption of SFAS 149 will have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity shall be classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on the Company's result of operations or financial position.

     In December 2003 the FASB issued SFAS No. 132 (Revised) ("SFAS No. 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132-R does not have a material effect on the Company's financial statements.


--------------------------------------------------------------------------------

3.   INVENTORIES

     Inventories  consisted  of:

                                                        AS OF DECEMBER 31, 2003
                                                       -------------------------
                                                               Rmb           US$
     Raw materials                                         686,264        82,882
     Work-in-progress                                      158,225        19,109
     Finished goods                                        102,816        12,417
                                                       -----------  ------------

                                                           947,305       114,408
                                                       ===========  ============

4.   PLANT  AND  EQUIPMENT,  NET

     Plant  and  equipment  consisted  of:

                                                       AS OF DECEMBER 31, 2003
                                                     ---------------------------
                                                              Rmb            US$
     Leasehold land                                    4,718,108        569,820
     Buildings                                         5,864,854        708,316
     Furniture and equipment                           7,268,780        877,872
     Motor vehicles                                      198,540         23,978
     Construction-in-progress                          4,935,580        596,085
                                                     ------------  -------------

     Cost                                             22,985,862      2,776,071
     Less: Accumulated depreciation                     (975,534)      (117,818)
                                                     ------------  -------------

     Plant and equipment, net                         22,010,328      2,658,253
                                                     ============  =============

     Depreciation expense amounted to Rmb975,534 (US$117,818) for the period ended December 31, 2003.


5.   MINERAL  INTERESTS,  NET

     Mineral  interests  represented:

                                                       AS OF DECEMBER 31, 2003
                                                     ---------------------------
                                                              Rmb            US$
     Gross carrying amount                            13,000,000      1,570,048
     Accumulated amortization                           (550,008)       (66,426)
                                                     ------------  -------------

     Net book value                                   12,449,992      1,503,622
                                                     ============  =============

     All the mineral interests are in the production stage and amortization expense for the period amounted to Rmb550,008 (US$66,426).


--------------------------------------------------------------------------------

6.   ACCRUALS  AND  OTHER  PAYABLES

     Accruals  and  other  payables  consisted  of:

                                                        AS OF DECEMBER 31, 2003
                                                       -------------------------
                                                               Rmb           US$
     Wages and bonus                                       215,137        25,983
     Others                                                774,134        93,494
                                                       -----------  ------------

                                                           989,271       119,477
                                                       ===========  ============

7.   INCOME  TAXES

     The Company is subject to the PRC income tax at a rate of 33%.

     The reconciliation of the PRC income tax rate to the effective income tax rate based on income before income taxes is as follows:

                                                                     PERIOD FROM
                                                                 JANUARY 9, 2003
                                                                        (DATE OF
                                                               INCORPORATION) TO
                                                               DECEMBER 31, 2003
                                                                               %
     PRC income tax rate                                                      33
                                                              ------------------

     Effective income tax rate                                                33
                                                              ==================

     Deferred tax assets and liabilities have not been provided as there are no temporary differences existed during the period and at the balance sheet date.


--------------------------------------------------------------------------------

8.   STOCKHOLDERS'  EQUITY

     On incorporation, the shareholders of the Company contributed a total of Rmb5,000,000 (US$603,865) to the Company as registered capital. In addition to the contribution to registered capital, the Company's shareholders also contributed Rmb18,110,284 (US$2,187,232) in value of fixed assets, inventories and mineral interest to the Company which is recorded as additional paid-in capital.

     The Company's income is distributable to its shareholders after transfer to dedicated reserves as required under relevant PRC laws and regulations and the Company's Articles of Association. Dedicated reserves include statutory surplus reserve and statutory public welfare fund.

     Statutory surplus reserve represents the appropriation of 10% of income after taxation calculated in accordance with PRC accounting standards and regulations and the Articles of Association of the Company. The appropriation may cease to apply if the balance of the statutory surplus reserve has reached 50% of the Company's registered capital. According to the Company's Articles of Association, statutory surplus reserve can be used to make up prior year losses, to expand production operation or to increase registered capital.

     Statutory public welfare fund represents the appropriation of income after taxation according to the requirements of the Company's Articles of Association and the PRC laws and regulations. According to the requirements, the Company transfers 5% to 10%, at the discretion of directors, of income after taxation calculated in accordance with PRC accounting standards and regulations. The fund can only be utilized for capital expenditure on employees' collective welfare facilities and cannot be used in staff welfare expenses. The statutory public welfare fund is not distributable to shareholders other than in liquidation.


9.   COMMITMENTS  AND  CONTINGENCIES

     At the balance sheet date, the Company had capital expenditure commitments in respect of granite slabs production facilities contracted for, but not provided for, net of deposits paid, amounting to Rmb2,270,000 (US$274,155).

     The Company has made full tax provision in accordance with relevant national and local laws and regulations of the PRC. However, the local tax authority granted the Company certain tax allowances and exemption and collected less than the full amount from the Company. This is not in compliance with national laws and regulations. Accordingly, despite the fact that the Company has made full tax provision in the financial statements, the Company may be subject to penalty ranging from 50% to 500% of the underpaid tax amount, plus a default interest on the unpaid amount calculated on a daily basis. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The board of directors considers it is not probable that the tax penalty will be imposed as a result of tax concession/exemption, which may not be in compliance with relevant national laws and regulations, provided by the local tax authority.

10.  RETIREMENT  PLAN  AND  POST-EMPLOYMENT  BENEFITS

     The Company has no retirement plan or post-employment benefits for its employees.


--------------------------------------------------------------------------------

11.  RELATED  PARTY  TRANSACTIONS

     During the period, the Company had the following transactions with related parties.

     (1)  Related  party  transactions  during  the  period  are  as  follows:

          During the period, the Company acquired a mineral interest from one of its shareholders at a consideration of Rmb7,000,000 (US$845,410), which was transferred at cost.

          As disclosed in note 8, the shareholders contributed certain assets to the Company in addition to the registered capital. Included in such assets is a mineral interest acquired from one of the Company's shareholders at a consideration of Rmb6,000,000 (US$724,638), which was transferred at cost.

          One of the Company's bank accounts is in the name of one of its staff members, who holds the bank account in trust for the Company. Settlement received from customers of the Company deposited into this bank account and payment for expenditures of the Company withdrawn from this bank account during the period amounted to Rmb23,780,260 (US$2,872,012). The Company has a bank account opened in the name of the staff member because it is much easier to deposit and withdraw funds for an individual than a corporation in the PRC. This bank account was closed in December 2003 and the Company now uses its own bank account for funds deposits and withdrawals.

     (2)  Balances with related parties are as follows:

                                                        AS OF DECEMBER 31, 2003
                                                       -------------------------
                                                               Rmb           US$
          Due to a shareholder                             750,000        90,580
                                                       ===========  ============

          The amount due to a shareholder represented the unsettled balance of acquisition of a mineral interest from this shareholder.

          The outstanding balance is unsecured, interest-free and has no fixed repayment terms. In December 2003, the Company and the shareholder mutually agreed to extend the repayment period from the original maturity date of December 31, 2003.

                                                        AS OF DECEMBER 31, 2003
                                                       -------------------------
                                                               Rmb           US$
          Due to a former director                       1,000,000       120,773
                                                       ===========  ============

          The amount due to a former director, who is also a shareholder of the Company, represented short-term financing to the Company for operating purposes.

          The outstanding balance is unsecured, interest-free and has no fixed repayment terms.


--------------------------------------------------------------------------------

12.  SEGMENT  INFORMATION

     The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments are granite mining (sale of granite blocks) and production of granite slabs. All of the Company's operating activities and customers are located in the PRC.

     These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the period are as follows:

     (a)  Net  sales:

                                                    PERIOD FROM  JANUARY 9, 2003
                                                     (DATE OF INCORPORATION) TO
                                                          DECEMBER 31, 2003
                                                    ----------------------------
                                                              Rmb            US$
          Granite mining                               20,230,745      2,443,327
          Production of granite slabs                   5,024,768        606,856
                                                    -------------  -------------

                                                       25,255,513      3,050,183
                                                    =============  =============

     (b)  Net  income:

                                                      PERIOD FROM  JANUARY 9, 2003
                                                       (DATE OF INCORPORATION) TO
                                                            DECEMBER 31, 2003
                                                     ------------------------------
                                                                Rmb             US$
          Granite mining                                10,442,936       1,261,224
          Production of granite slabs                    1,101,027         132,974
                                                     --------------  --------------

                                                        11,543,963       1,394,198
                                                     ==============  ==============

          Reconciliation:
          Net income for reportable segments            11,543,963       1,394,198
          Unallocated corporate income and expenses     (4,662,272)       (563,076)
                                                     --------------  --------------

                                                         6,881,691         831,122
                                                     ==============  ==============


--------------------------------------------------------------------------------

     (c)  Assets:

                                                        AS OF DECEMBER 31, 2003
                                                       -------------------------
                                                               Rmb           US$
          Granite mining                                19,818,224     2,393,505
          Production of granite slabs                    8,450,451     1,020,586
                                                       -----------  ------------

                                                        28,268,675     3,414,091
                                                       ===========  ============

          Reconciliation:
          Total assets for reportable segments          28,268,675     3,414,091
          Other corporate assets                         9,504,743     1,147,916
                                                       -----------  ------------

                                                        37,773,418     4,562,007
                                                       ===========  ============

          All  of  the  Company's  identifiable  assets  are located in the PRC.

     (d)  Other  items:

                                                    PERIOD FROM  JANUARY 9, 2003
                                                     (DATE OF INCORPORATION) TO
                                                          DECEMBER 31, 2003
                                                    ----------------------------
                                                              RMB            US$
          Depreciation of fixed assets:
          Granite mining                                  503,172         60,770
          Production of granite slabs                     217,005         26,208
          Unallocated corporate assets                    255,357         30,840
                                                    -------------  -------------

                                                          975,534        117,818
                                                    =============  =============

          Capital expenditures for fixed assets:
          Granite mining                                7,833,819        946,114
          Production of granite slabs                   5,747,244        694,112
          Unallocated corporate assets                  9,404,799      1,135,845
                                                    -------------  -------------

                                                       22,985,862      2,776,071
                                                    =============  =============

          Amortization of mineral interests:
          Granite mining                                  550,008         66,426
                                                    =============  =============


--------------------------------------------------------------------------------

     (e)  Major  customers

          Major customers for the period which accounted for more than 10% of total revenues are as follows:

                                                     PERIOD FROM JANUARY 9, 2003
                                                      (DATE OF INCORPORATION) TO
                                                               DECEMBER 31, 2003
                                                    ----------------------------
          Granite mining                               2 customers accounted for
                                                            10% and 13% of total
                                                          revenues, respectively

          Production of granite slabs               1 customer accounted for 12%
                                                               of total revenues

13.  OPERATING  RISK

     (a)  Country  risk

          The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economies.

          The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

     (b)  Industry  risk

          The Company operates in business segments which requires the use of specialized facilities and technology. The Company relies heavily on such facilities and technology to maintain its production level. The cash flow and profitability of the Company's current operations are significantly affected by the market price of granite which are affected by numerous factors beyond the Company's control. As mentioned in Note 2 to the financial statements, the Company's mining rights are subject to renewals by the relevant governmental authority. Despite the Company has received written confirmation from the governmental authority, there is no guarantee that the Company will be granted the renewals.


--------------------------------------------------------------------------------

     (c)  Concentration  of  credit  risk

          As of December 31, 2003, two customers had accounts receivable balances representing 86% and 14% of total accounts receivable balance, respectively. No other customer had an accounts receivable balance that exceeded 10% of the total accounts receivable balance.

          The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.


14.  SUBSEQUENT  EVENTS

     On January 20, 2004, the Company's shareholders and China Laizhou Bay Mining International Corporation ("Laizhou") entered into an agreement in which Laizhou Bay would acquire all the shares in the Company from its shareholders for cash consideration. Laizhou Bay is a limited liability corporation incorporated in the British Virgin Islands. After the acquisition, the Company became a wholly-owned subsidiary of Laizhou. As a result of the acquisition, the Company becomes a foreign wholly-owned enterprise, it is exempted from income tax for the first two years from the change of company status, followed by a 50% reduction of income tax from the third to fifth year, subject to formal approval from tax authority.

     On February 5, 2004, China Granite Corporation (formerly Arbor, Inc.) ("China Granite"), a corporation organized under the laws of Nevada, United States of America, a certain principal China Granite shareholder, Laizhou and Laizhou's shareholders entered into a Stock Exchange Agreement and Plan of Reorganization, in which China Granite would receive from the Laizhou's shareholders all of the issued and outstanding common stock of Laizhou in exchange for a majority of the shares in China Granite. As a result of the stock exchange, the Company became a wholly-owned subsidiary of China Granite.


--------------------------------------------------------------------------------

EXHIBIT INDEX
---------------------------------------------------------------------------------------
3.1     Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20,
        2004).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
3.2     Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to the
        Company's current report on Form 8-K filed on February 20, 2004).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
4.2     Form of Subscription Agreement
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
10.3    Consulting Agreement
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
10.4    Stockholder Transfer Agreement
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
31.1    Certification of Chairman and Chief Executive Officer Pursuant to Section 302
        of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
31.2    Certification of Vice Chairman and Chief Financial Officer Pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
32.1    Written Statement of Chairman and Chief Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
        (transmitted herewith).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
32.2    Written Statement of Vice Chairman and Chief Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
        (transmitted herewith).
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------