Form 10QSB
period 2004-03-31
CHINA GRANITE CORP
filed 2004-05-17
CIK 7059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____ to______.

Commission file number: 000-30516


                            CHINA GRANITE CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


                   Nevada                             880448920
            -----------------------------------------------------
        (State of Other Jurisdiction          (I.R.S. Employer I.D. No.)
       incorporation or organization)

                2642 Collins Avenue, Suite 305, Miami, FL 33140
              ----------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (305) 534-1684
                                 --------------


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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _________ No _____________

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

14,808,000 common shares issued and outstanding as of May 13, 2004

Transitional Small Business Disclosure Format (check one): Yes _______ No X

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
Item 1.     Financial Statements                                               1
Item 2.     Management's Discussion and Analysis or Plan of Operation          9
Item 3.     Controls and Procedures                                           19

                                    PART II

                                                                            Page
Item 1. Legal Proceedings                                                     20
Item 2. Changes in Securities and Use of Proceeds                             20
Item 3. Defaults Upon Senior Securities                                       20
Item 4. Submission of Matters to a Vote of Security Holders                   20
Item 5. Other Information                                                     20
Item 6. Exhibits and Reports on Form 8-K                                      20

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                              Page

          Condensed Consolidated Balance Sheet March 31, 2003
          (unaudited)                                                          2

          Unaudited Condensed Statements of Operations for the three
          months ended March 31, 2004 and 2003                                 3

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2004 and 2003,                      4

          Condensed Consolidated Statements of Stockholders' equity            6

          Notes to Financial Statements (unaudited)                            7

                            CHINA GRANITE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Current Assets
  Cash                                                                $  181,239
  Accounts receivable                                                    370,989
  Note receivable                                                        330,735
  Inventories                                                            137,903
  Deferred charge                                                         93,902
                                                                      -----------

          Total Current Assets                                         1,114,768
                                                                      -----------

Plant and equipment, net                                               2,683,763
Equipment deposits                                                       374,706
Mineral interests, net                                                 1,488,537

Plant and Equipment, net                                               4,547,006
                                                                      -----------

                                                                      $5,661,774
                                                                      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accruals                                       $   43,142
  Business, resource tax and
    government surcharges payable                                        201,556
  Shareholder advances                                                   316,086
  Income tax payable                                                     409,502
                                                                      -----------

Total Current Liabilities                                                970,286
                                                                      -----------

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common stock                                                            14,308
  Paid in capital                                                      4,349,208
  Subscriptions receivable                                              (335,000)
  Dedicated reserves                                                     211,247
  Currency translation adjustment                                            (68)
  Retained earnings                                                      451,792
                                                                      -----------

                                                                       4,691,488
                                                                      -----------

                                                                      $5,661,774
                                                                      -----------

                             SEE ACCOMPANYING NOTES

                            CHINA GRANITE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                              2004         2003
                                                          ------------  -----------

NET SALES                                                 $    27,401   $   25,211

COST OF SALES                                                  26,135       29,621
                                                          ------------  -----------

    GROSS PROFIT                                                1,266       (4,410)

OPERATING EXPENSES
  Selling, general and administrative                         172,642       24,482
                                                          ------------  -----------

Operating (loss)                                             (171,376)     (28,892)

Other Income (expense)

  Interest income                                               3,293          285
                                                          ------------  -----------

(Loss) before provision for income taxes                     (168,083)     (28,607)

Provision for income taxes                                          -            -
                                                          ------------  -----------

Net Income (Loss)                                         $  (168,083)  $  (28,607)
                                                          ============  ===========

Basic and diluted earnings per share                      $     (0.02)  $    (0.01)
                                                          ============  ===========

Weighted average number of shares outstanding              10,998,667    5,000,000
                                                          ============  ===========

                             SEE ACCOMPANYING NOTES

                                 CHINA GRANITE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -------------------------
                                                                     2004          2003
                                                                  -----------  ------------
                                                                  $ (168,083)  $   (28,607)
OPERATING ACTIVITIES
Net (loss)
Adjustments to reconcile net (loss) to cash
 provided by operating activities:
Depreciation of plant equipment                                       49,433        10,708
Amortization of mineral interests                                     16,612        16,612
Changes in operating assets and liabilities:
  Accounts receivable                                                (28,418)
  Deposits, prepayments and other receivables                       (374,706)       (3,020)
  Inventories                                                        (23,495)      (18,365)
  Accruals and other payables                                       (128,965)    1,589,397
  Business and resource tax and
    government surcharge payable                                       1,957         1,674
  Deferred charge                                                    (92,706)
  Income tax payable                                                     143
                                                                  -----------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           (748,228)    1,568,400
                                                                  -----------  ------------

INVESTING ACTIVITIES
  Acquisition of plant and equipment                                 (74,943)   (1,151,949)
  Acquisition of mineral interests                                    (1,527)     (845,707)
                                                                  -----------  ------------

NET CASH USED IN INVESTING ACTIVITIES                                (76,471)   (1,997,656)
                                                                  -----------  ------------

FINANCING ACTIVITIES
  Shareholder advances                                               225,054
  Repayments to a former director                                   (120,773)
Cash received in a recapitalization of the company                  264, 243
  Proceeds from issuance of common stock, net                        595,766       604,076
                                                                  -----------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            964,290       604,076
                                                                  -----------  ------------
Currency translation adjustment                                          (68)            -
                                                                  -----------  ------------
Net increase in cash and cash equivalents                            139,524       174,820

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        41,715             -
                                                                  -----------  ------------

CASH AND CASH EQIVALENTS, END OF PERIOD                           $  181,239   $   174,820
                                                                  ===========  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of plant and equipment funded by shareholders                        1,145,822
Acquisition of inventories funded by shareholders                                  317,285
Acquisition of mineral interest funded by shareholders                             724,892
                                                                               $ 2,187,999
                                                                               ------------
Common stock subscriptions receivable                             $  335,000
                                                                  ===========


  Non-monetary net assets acquired in a recapitalization of the
    Company on February 5, 2004
       Fair value of non-monetary assets received                 $  436,935
       Less liabilities assumed                                       59,524
                                                                  -----------
       Non-monetary net assets acquired                              377,411
       Plus cash received                                            264,243
                                                                  -----------
         Total net assets acquired                                $  641,654
                                                                  ===========

                                   SEE ACCOMPANYING NOTES

                                                    CHINA GRANITE CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock                                                Currency
                                       -------------------------    Paid-in   Subscriptions  Dedicated  Translation    Retained
                                         Shares        Amount       Capital     Receivable   Reserves    Adjustment    Earnings
                                       -----------  ------------  -----------  ------------  ---------  ------------  -----------

Balances, at inception                          -   $         -   $        -   $         -   $       -  $         -   $        -
   Issuance of stock for:
     Cash of $603,865
     Plant and equipment, $1,145,421
     Inventories, $317,173
     Mineral interests, $724,638        5,000,000     2,791,097
  Net income for the period                                                                    211,247                   619,875
                                       -----------  ------------  -----------  ------------  ---------  ------------  -----------

Balances, December 31, 2003
    (unaudited)                         5,000,000     2,791,097            -                   211,247            -      619,875
  Recapitalization February 5, 2004     8,998,000    (2,777,099)   3,424,518
  Stock subscribed in a private
    placement, net                        310,000           310      924,690      (335,000)
  Net (loss) for the quarter                                                                                    (68)    (168,083)
                                       -----------  ------------  -----------  ------------  ---------  ------------  -----------

Balances, March 31, 2004 (unaudited)   14,308,000   $    14,308   $4,349,208   $  (335,000)  $ 211,247  $       (68)  $  451,792
                                       ===========  ============  ===========  ============  =========  ============  ===========


                                          Total
                                       -----------
Balances, at inception
   Issuance of stock for:
     Cash of $603,865
     Plant and equipment, $1,145,421
     Inventories, $317,173
     Mineral interests, $724,638        2,791,097
  Net income for the period               831,122
                                       -----------

Balances, December 31, 2003
    (unaudited)                         3,622,219
  Recapitalization February 5, 2004       647,419
  Stock subscribed in a private
    placement, net                        590,000
  Net (loss) for the quarter             (168,151)
                                       -----------

Balances, March 31, 2004 (unaudited)   $ 4,691,488
                                       ===========

                             SEE ACCOMPANYING NOTES

                            CHINA GRANITE CORPORATION
                         NOTES TO CONDENSED CONSOLIDATED
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2004 and the results of its operations and cash flows, for the three months ended March 31, 2004 and 2003 have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003, and the financial statements of China Laizhou Bay Mining International Corporation included in the Company's Form 8-K/A filed April 19, 2004.

NOTE 2. STOCK EXCHANGE TRANSACTION

On February 5, 2004 Arbor, Inc. (Arbor-subsequently named China Granite Corporation) entered into a stock exchange transaction with China Laizhou Bay Mining International Corporation, (the Company or Laizhou) a corporation organized under the laws of the British Virgin, Islands which owns all of the outstanding common stock of Laizhou Jia Sheng Stone Company Limited, a granite producer and manufacturer, resulting in a change of control of Arbor. Arbor acquired all of the issued and outstanding common stock of Laizhou for 8,500,000 shares of restricted common stock of which 5 million shares were represented by newly issued shares of Arbor, and the balance represented by shares held by the principal shareholder of Arbor. Laizhou is considered the accounting acquirer and all future financial statements subsequent to February 5, 2004 will be that of the acquirer and its subsidiaries which include Arbor, whose assets as of February 5, 2005 were consolidated at fair value and whose accumulated deficit from inception through the February 5, 2004, was eliminated against the Company's paid in capital in accordance with the accounting rules for a stock exchange transaction.

Because of the stock exchange transaction and the substantial earned revenues attributed to the Company, there is no longer the requirement to provide cumulative amounts from inception for operations and cash flows in accordance with FASB #7.

NOTE 3. PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of March 31, 2004 and 2003 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. STOCK OPTIONS

During the current quarter the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The per share price for 840,000 shares was $4 per share, and the balance of 120,000 were granted at $5.20 per share. None of the shares issued are vested as of March 31, 2004, consequently no compensation expense attributable to these shares was recorded in accordance with FASB 123 which the Company is considering adopting.

NOTE 5. SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations are at a minimum for the reporting periods included herein.

NOTE 6. INCOME TAXES

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $409,000 may eventually be eliminated if pending approvals are finalized.

NOTE 7. SEGMENT INFORMATION

The Company adopted SFAS No. 131 "Disclosures About Segments of a Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments are granite mining (sale of granite blocks) and production of granite slabs. All of the Company's operating activities and customers are located in the PRC. These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:

                                        (In Thousands)

a)  Net sales:                                                                   Quarter Ended
                                                                      ----------------------------------
                                                                       March 31, 2004    March 31, 2003
                                                                      ----------------  ----------------
    Granite mining                                                    $             0   $            23
    Production of granite slabs                                                    27                 2
                                                                      ----------------  ----------------
                                                                      $            27   $            25
                                                                      ================  ================

b)  Net  income:

    Granite mining                                                    $           (16)  $           (14)
    Production of granite slabs                                                    (1)               (2)
                                                                      ----------------  ----------------
  Net income for reportable segments                                  $           (17)  $           (16)
  Unallocated corporate expenses-net                                             (151)              (13)
                                                                      ----------------  ----------------
    Net Loss                                                          $          (168)  $           (29)
                                                                      ================  ================

c)  Assets:                                                                         As of
                                                                      ----------------------------------
                                                                       March 31, 2004    March 31, 2003
                                                                      ----------------  ----------------
      Granite mining                                                  $         2,745   $         2,282
      Production of granite slab                                                1,032               829
                                                                      ----------------  ----------------
    Total assets                                                      $         3,777   $         3,111

    Other corporate assets                                                      1,885             1,243
                                                                      ----------------  ----------------
                                                                      $         5,662   $         4,354
                                                                      ================  ================
    All of the Company's identifiable assets are located in the PRC.

d)  Other items:                                                               Quarter Ended
                                                                      ----------------------------------
                                                                       March 31, 2004     March 31, 2003
                                                                      ----------------  ----------------
    Depreciation of fixed assets:
      Granite mining                                                  $            91   $             2
      Production of granite slabs                                                  35                 3
      Unallocated corporate assets                                                 42                 5
                                                                      ----------------  ----------------
                                                                      $           168   $            10
                                                                      ================  ================

      Capital expenditures for fixed assets:
      Granite mining                                                  $           302   $         2,299
      Production of granite slabs                                                                   498
      Unallocated corporate assets                                                                1,072
                                                                      ----------------  ----------------
                                                                      $           302   $         3,869
                                                                      ================  ================
      Amortization of mineral interests:
                                                                      $            83   $            16
                                                                      ================  ================

NOTE 8. SUBSEQUENT EVENTS

ACQUISITION OF MINING PROPERTY IN CHINA

The Company entered into a long term contract to purchase the Laiyang Green mine on April 16, 2004, at a cost of approximately $483,000 of which approximately $183,000 is required at closing, and the balance payable in equal installments over 30 years.

PRIVATE PLACEMENT OF COMMON STOCK

In April 2004, the Company raised $570,000 in a private placement of stock to accredited investors at $3 per share for 190,000 shares of restricted common stock.

ITEM 2.     Management's Discussion and Analysis or Plan of Operation

                           FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled "Risk Factors", that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

     On February 5, 2004 we entered into a stock exchange transaction (the "Reorganization") with China Laizhou Bay Mining International Corporation, a corporation organized under the laws of the British Virgin, Islands ("Laizhou") which owns all of the outstanding common stock of Laizhou Jia Sheng Stone
Company Limited, a limited company organized under the laws of the People's Republic of China ("Laizhou China"). Pursuant to the Reorganization we changed our name to China Granite Corporation ("China Granite"). We intend on continuing the business operations of Laizhou, which conducts granite mining and processing operations in the People's Republic of China through its wholly owned subsidiary, Laizhou China.

     In 2004, we will focus on the business operations of Laizhou China and the acquisition of other granite mining properties in the PRC. As a result of the acquisition of Laizhou, we will no longer pursue the Brazil Project and plan to sell our interest in CPL Arbor.

     The operations of the Company prior to February 5, 2004, were the operations of Arbor, Inc. Subsequent to February 5, 2004, the operations of the Company reflect the continuation of the operations of Laizhou and Laizhou China.

The Company (formerly Arbor, Inc.).

     The following information relating to results of operations, includes the operations of Laizhou in China from January 1, 2004 through March 31, and the comparative period in 2003, however transactions of the legal parent are included only from the date of the Reorganization on February 5, 2004.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31,
2003

     Revenues. Revenues for the three months ended March 31, 2004 were $27,401, compared to $25,211 for the three months ended March 31, 2003. Other Income of $3,293 ($285 in 2003) arose mainly from interest accrued on the loan to CPL Arbor.

     General and Administrative Expenses. General and administrative expenses in the three months ended March 31, 2004 were $172,647, an increase from $24,482 for the three months ended March 31, 2003. The increase was due primarily to professional fees in connection with the audit, reporting and completion of the reorganization with Laizhou in February 2004, and the amortization of $56,633 for consulting and advisory services costing $150,000.

     Net Loss. As a result of the foregoing factors, the Company's net loss increased to $168,083 for the three months ended March 31, 2004, from a net loss of $28,607 for the three months ended March 31, 2003. The Company's net loss per share increased to $0.02 for the three months ended March 31, 2004, from a loss of $0.01 for the three months ended March 31, 2003.

Laizhou  China

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31,
2003

     Laizhou China's revenues for the three months ended March 31, 2004 were $27,401, $23,716 of which came from granite mining and $1,405 of which came from the production of granite slabs and ornaments. This compares with $25,211 for the three months ended March 31, 2003, of which $0.00 came from granite mining and $25,211 from the production of granite slabs and ornaments.

     Selling, General and Administrative Expenses. Laizhou China's selling, general and administrative expenses in the three months ended March 31, 2004 were $75,218 compared to $24,482 for the three months ended March 31, 2003. In general, these expenses relate primarily to mining of granite and the production of granite slabs, cladding and decorative features however in the three months to March 31, 2004 they also include expenses relating to the merger.

     Net loss. As a result of the foregoing factors, Laizhou China's net loss for the three months ended March 31, 2004, was $73,900 compared to a net loss for the three months ended March 31, 2003, of $28,607. A loss is usually expected during this time of the year as operations are closed for the winter months due to the weather and the Chinese holidays.

Liquidity  and  Capital  Resources

     In October and November 2003, we completed a private placement of 600,000 shares of our restricted common stock for $500,000 (the "November Placement"). A director and the then President, Costas Takkas, purchased 300,000 of these shares. The November Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the November Placement.

     In December 2003, we completed a private placement of 550,000 shares of our restricted common stock for $1.00 per share (the "December Placement"). Mr. Takkas purchased 50,000 of these shares and Stephen Spoonamore, a director and the then Secretary, purchased 30,000 of these shares. The December Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the December Placement.

     In April 2004, we completed an additional private placement of 500,000 shares of restricted common stock priced at $3.00 per share (the "April Placement"). Mr. Takkas purchased 2,000 of these shares and Mr. Spoonamore purchased 10,000 of theses shares. The April Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the April Placement.

     The Company estimates that after giving effect to the November, December and April Placements, the current capital reserves that result will allow us to operate for at least twelve months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the Company's stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of China Granite's common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

     For the next 12 months we expects the primary sources of liquidity to be funds generated by operations and cash on hand. To March 31, 2004, and prior to the Reorganization, Arbor, Inc. was not profitable and experienced negative cash flows from operations. Operations have been primarily financed through the issuance of stock.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires China Granite to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of Notes to China Granite's Financial Statements for its year ended December 31, 2003, as reported on and included in Form 10-KSB filed with the Securities and Exchange Commission describes the significant accounting policies used in the preparation of the China Granite financial statements.

CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS OF OPERATIONS

     You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this Quarterly Report and other of the Company's filings with the Securities and Exchange Commission. These cautionary statements are intended to highlight certain factors that may affect the Company's financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies such as China Granite. Like other businesses, the Company is susceptible to macroeconomic downturns in the PRC and other economies that may affect the general economic climate and performance of China Granite or its customers. Similarly, the price of the Company's securities is subject to volatility due to fluctuations in general market conditions, differences in results of operations from estimates and projections generated by the investment community and other factors beyond the Company's control.

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

     We believe that our operations and facilities, both owned and leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 21 of this Form 10-QSB. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

ENVIRONMENTAL LIABILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS; POTENTIAL LITIGATION ARISING FROM OUR OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION

     From time to time claims of various types may be asserted against us arising out of our operations in the normal course of business, including claims relating to land use and permits, safety, health and environmental matters. Such matters are subject to many uncertainties and it is not possible to determine the probable outcome of, or the amount of liability, if any, from these matters. In the opinion of our management (which opinion is based in part upon consideration of the opinion of counsel), it is unlikely that the outcome of these claims will have a material adverse effect on our operations or financial condition. However, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on our operating segments or us.

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

     -    discuss our expectations about our future performance;
     - contain projections of our future operating results or of our future financial condition; or
     -    state other "forward-looking" information.

     We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report could have a material and adverse effect on our business, results of operations and financial condition.

ITEM 3.     Controls  and  Procedures

     On March 31, 2004, the Company's management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, the Company's President and Chief Financial Officer concluded that China Granite maintains effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                    PART II.

ITEM 1.     Legal  Proceedings

     There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended March 31, 2004.

ITEM 2.     Changes  in  Securities  and  Use  of  Proceeds

     In April 2004, we completed a private placement of 500,000 shares of restricted common stock priced at $3.00 per share to seven investors (the "April Investors"). Each April Investor completed a subscription agreement, the form of which is filed as an exhibit to this registration statement, and represented to us that they were accredited investors purchasing the shares for their own account. Mr. Costas purchased 2,000 of these shares and Mr. Spoonamore purchased 10,000 of theses shares. The April Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the April Placement. The April Investors also received registration rights with respect to the 500,000 shares issued, and this registration statement satisfies our obligations.


ITEM 3.    Defaults  Upon  Senior  Securities

     None.

ITEM 4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

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

ITEM 5.   Other  Information

     None.

ITEM 6.   Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

     Exhibit No.     Description
     31.1            Section 302 Certification of Chief Executive Officer
     31.2            Section 302 Certification of Chief Financial Officer
     32.1            Section 906 Certification of Chief Executive Officer

     32.2            Section 906 Certification of Chief Financial Officer

     (b)  Reports on Form 8-K

     On February 20, 2004 we filed a current report on Form 8-K to announce the completion of the reorganization with Laizhou. On April 20, 2004, we amended that current report on Form 8-K to include the financial statements of Laizhou China and the pro forma financial statements to show the Company's combined operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 17, 2004

                                    CHINA GRANITE CORPORATION

                                    By:   /s/ Dong Chen
                                       -------------------------------------
                                          President and CEO

                                    By:   /s/  Juan Chen
                                       -------------------------------------
                                          CFO and Chief Accounting Officer