Form 10QSB
period 2004-06-30
CHINA GRANITE CORP
filed 2004-08-20
CIK 7059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-30516

                            CHINA GRANITE CORPORATION
================================================================================
        (Exact name of small business issuer as specified in its charter)

               Nevada                                    880448920
================================================================================
    (State of Other Jurisdiction                     (I.R.S. Employer
    incorporation or organization)                       I.D.  No.)

                2642 Collins Avenue, Suite 305, Miami, FL 33140
================================================================================
                    (Address of principal executive offices)

                    Issuer's telephone number (305) 534-1684
================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 10, 2004 there were 14,498,000 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Financial Statements (unaudited)
Condensed Consolidated Balance Sheet as of June 30, 2004                                  3

Condensed Consolidated Statements of Operations for the three months ended June 30,
2004 and June 30, 2003                                                                    4

Condensed Consolidated Statements of Operations for the six months ended June 30,
2004 and June 30, 2003                                                                    5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
2004 and June 30, 2003                                                                    6

Condensed Consolidated Statements of Stockholders' Equity for the period ended
December 31, 2003 and six months ended June 30, 2004                                      7

Notes to Condensed Consolidated Financial Statements                                      8

                            CHINA GRANITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                  (UNAUDITED)
                                                                   US$
                                     ASSETS

Current assets
  Cash and cash equivalents                                      138,245
  Accounts receivable                                            772,624
  Note receivable                                                333,976
  Inventories                                                    164,310
  Deposits, prepayments and other receivables                    491,852
                                                              -----------

    Total current assets                                       1,901,007

Plant and equipment, net                                       3,408,869
Mineral interests, net                                         1,470,409
                                                              -----------

    Total assets                                               6,780,285
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accruals                                   70,204
  Business and resource tax and government surcharges payable    238,180
  Stockholder advances                                           267,573
  Equipment loan                                                 218,255
  Income tax payable                                             409,351
                                                              -----------

    Total current liabilities                                  1,203,563
                                                              -----------

Stockholders' equity
  Common stock                                                    14,498
  Additional paid-in capital                                   4,919,019
  Dedicated reserves                                             211,247
  Currency translation adjustment                                 (2,622)
  Retained earnings                                              434,580
                                                              -----------

    Total stockholders' equity                                 5,576,722
                                                              -----------

    Total liabilities and stockholders' equity                 6,780,285
                                                              ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CHINA GRANITE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended
                                                           June 30,
                                                   -----------------------
                                                         2004        2003
                                                          US$         US$

Net sales                                             610,291     626,642

Cost of sales                                        (271,108)   (381,176)
                                                   -----------  ----------
    Gross profit                                      339,183     245,466

Selling, general and administrative expenses         (359,815)    (16,734)
                                                   -----------  ----------

    Operating (loss) income                           (20,632)    228,732

Other income:
  Interest income                                       3,420           4
                                                   -----------  ----------

    (Loss) income before income taxes                 (17,212)    228,736

Provision for income taxes                                  -     (66,042)
                                                   -----------  ----------

    Net (loss) income                                 (17,212)    162,694
                                                   ===========  ==========


    Basic and diluted earnings per share                (0.01)       0.03
                                                   ===========  ==========


    Weighted average number of shares outstanding  14,468,769   5,000,000
                                                   ===========  ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CHINA GRANITE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Six months ended
                                                           June 30,
                                                   -----------------------
                                                         2004         2003
                                                          US$          US$
Net sales                                             637,692     651,853

Cost of sales                                        (297,243)   (410,797)
                                                   -----------  ----------

    Gross profit                                      340,449     241,056

Selling, general and administrative expenses         (532,457)    (41,216)
                                                   -----------  ----------

    Operating (loss) income                          (192,008)    199,840

Other income:
  Interest income                                       6,713         289
                                                   -----------  ----------

    (Loss) income before income taxes                (185,295)    200,129

Provision for income taxes                                  -     (66,042)
                                                   -----------  ----------

    Net (loss) income                                (185,295)    134,087
                                                   ===========  ==========

    Basic and diluted earnings per share                (0.01)       0.03
                                                   ===========  ==========

    Weighted average number of shares outstanding  14,035,620   5,000,000
                                                   ===========  ==========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CHINA GRANITE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Six months ended
                                                                                    June 30,
                                                                           ------------------------
                                                                                 2004          2003
                                                                                  US$          US$
Cash flows from operating activities
Net (loss) income                                                            (185,295)     134,087
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of plant and equipment                                           105,535       27,492
Amortization of mineral interests                                              33,213       33,213
Changes in operating assets and liabilities:
  Accounts receivable                                                        (529,811)           -
  Deposits, prepayments and other receivables                                (394,139)     (14,795)
  Inventories                                                                 (49,902)    (137,966)
  Accounts payable and accruals                                               (29,838)     487,638
  Business and resource tax and government surcharge payable                   38,581       45,286
  Income taxes payable                                                             (8)      66,042
                                                                           -----------  -----------

Net cash (used in) provided by operating activities                        (1,011,664)     640,997
                                                                           -----------  -----------

Cash flows from investing activities
Acquisition of plant and equipment                                           (856,152)  (1,204,440)
Acquisition of mineral interests                                                    -     (845,156)
Cash received in a recapitalization of the Company                            269,243            -
                                                                           -----------  -----------

Net cash used in investing activities                                        (586,909)  (2,049,596)
                                                                           -----------  -----------

Cash flows from financing activities
Net proceeds from issuance of common stock                                  1,495,000      603,865
Equipment loan                                                                218,255
Stockholder advances                                                          (16,297)     845,411
                                                                           -----------  -----------

Net cash provided by financing activities                                   1,696,958    1,449,276
                                                                           -----------  -----------

Currency translation adjustment                                                (1,855)        (766)
                                                                           -----------  -----------

Net increase in cash and cash equivalents                                      96,530       39,911
Cash and cash equivalents, beginning of period                                 41,715            -
                                                                           -----------  -----------

Cash and cash equivalents, end of period                                      138,245       39,911
                                                                           ===========  ===========

Non-cash investing and financing activities:
Acquisition of plant and equipment funded by shareholders                           -    1,145,822
Acquisition of inventories funded by shareholders                                   -      317,285
Acquisition of mineral interest funded by shareholders                              -      724,892
Issuance of common stock for recapitalization                                   5,000            -
                                                                           ===========  ===========

Income taxes paid                                                                   8            -
                                                                           ===========  ===========

                                        CHINA GRANITE CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (UNAUDITED)


                                 Common stock
                             ---------------------
                                                    Additional               Currency
                               No. of                paid-in    Dedicated  Translation   Retained
                               Shares     Amount     capital    reserves    adjustment   earnings     Total
                                               US$        US$         US$          US$         US$      US$
Balance, at inception                 -         -            -          -            -          -           -
  Issuance of stock for:
    Cash of $603,865
    Plant and equipment,
    $1,145,822
    Inventories, $317,285
    Mineral interests,
    $724,892                  5,000,000   603,865    2,187,999          -            -          -   2,791,864
  Net income for the period           -         -            -          -            -    831,122     831,122
  Currency translation                -         -            -          -         (766)         -        (766)
                                                                                                    ----------
  Comprehensive income                -         -            -          -            -          -     830,356
  Transfer                            -         -            -    211,247            -   (211,247)          -
                             ----------  ---------  ----------  ---------  -----------  ----------  ----------

Balances, December 31, 2003   5,000,000   603,865    2,187,999    211,247         (766)   619,875   3,622,220
  Recapitalization on
  February 5, 2004            8,998,000  (589,867)   1,236,520          -            -          -     646,653
  Stock subscribed in
  private placement, net        500,000       500    1,494,500          -            -          -   1,495,000
  Net loss for the period             -         -            -          -            -   (185,295)   (185,295)
  Currency translation                -         -            -          -       (1,856)         -      (1,856)
                                                                                                    ----------
  Comprehensive loss                  -         -            -          -            -          -    (187,151)
                             ----------  ---------  ----------  ---------  -----------  ----------  ----------

Balances, June 30, 2004      14,498,000    14,498    4,919,019    211,247       (2,622)   434,580   5,576,722
                             ===========  =========  ==========  =========  ===========  ==========  =========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CHINA GRANITE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  1.  BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2004 and the results of its operations and cash flows, for the three months and six months ended June 30, 2004 and 2003 have been made.
Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003, and the financial statements of China Laizhou Bay Mining International Corporation included in the Company's Form 8-K/A filed April 19, 2004.


NOTE  2.  STOCK  EXCHANGE  TRANSACTION

On February 5, 2004 Arbor, Inc. (Arbor-subsequently named China Granite Corporation) entered into a stock exchange transaction with China Laizhou Bay Mining International Corporation (the Company or Laizhou), a corporation organized under the laws of the British Virgin Islands which owns all of the outstanding common stock of Laizhou Jia Sheng Stone Company Limited, a limited company organized under the laws of the People's Republic of China that is a granite producer and manufacturer, resulting in a change of control of Arbor. Arbor acquired all of the issued and outstanding common stock of Laizhou for 8,500,000 shares of restricted common stock of which 5 million shares were represented by newly issued shares of Arbor, and the balance represented by shares held by the principal shareholder of Arbor. Laizhou is considered the accounting acquirer and all future financial statements subsequent to February 5, 2004 will be that of the acquirer and its subsidiaries which include Arbor, whose assets as of February 5, 2005 were consolidated at fair value and whose accumulated deficit from inception through the February 5, 2004, was eliminated against the Company's paid in capital in accordance with the accounting rules for a stock exchange transaction.

Because of the stock exchange transaction and the substantial earned revenues attributed to the Company, there is no longer the requirement to provide cumulative amounts from inception for operations and cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

NOTE  3.  PRINCIPLES  OF  CONSOLIDATION

The  Company's  unaudited condensed consolidated financial statements as of June
30, 2004 and 2003 include the financial statements of Laizhou, its 100% owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE  4.  STOCK  OPTIONS

During the three months ended March 31, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The share price for 840,000 shares was $4 per share, and the balance of 120,000 were granted at $5.20 per share. No stock options were issued during the current quarter. None of the shares issued are vested as of June 30, 2004 and exercise price of all stock options granted are based on the market price of the Company's stock on the date of grant, consequently no compensation expense attributable to these shares was recorded in accordance with APB Opinion No. 25.

Stock-based employee compensation cost is reflected over the options' vesting period of 6 months. The following table illustrates the effect on net loss and earnings per share ("EPS") for the three and six months ended June 30, 2004, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                  THREE MONTHS      SIX MONTHS
                                                 ENDED JUNE 30,   ENDED JUNE 30,
                                                      2004             2004
                                                 ---------------  ---------------
                                                       US$              US$

Net loss, as reported                                   (17,212)        (185,295)
Total stock-based employee compensation
  expense included in reported net loss, net of
  related tax effects                                         -                -
Total stock-based employee compensation
  expense under the fair-value based method for
  all awards, net of related tax effects             (1,737,000)      (2,713,640)
                                                 ---------------  ---------------

Pro forma net loss                                   (1,754,212)      (2,898,935)
                                                 ===============  ===============

Basic and diluted EPS, as reported                        (0.01)           (0.01)
                                                 ===============  ===============

Basic and diluted EPS, pro forma                          (0.12)           (0.21)
                                                 ===============  ===============

No information is presented for the three and six months ended June 30, 2003 because no stock options were issued and outstanding during the periods.

NOTE  5.  SEASONAL  BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2003 and 2004. Operations resumed to normal levels during the three months ended June 30, 2003 and 2004.

NOTE  6.  INCOME  TAXES

For a period of two years commencing in 2004, the operations in China will not incur Chinese income taxes and for three years following that period the income tax rate will be reduced by 50 percent in accordance with the Chinese regulations relating to Chinese operations owned by foreign companies. In addition, the accrual for income taxes for 2003 of approximately $409,000 may eventually be eliminated if pending approvals are finalized.

NOTE  7.  EARNINGS  PER  SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

As per above, none of the stock options issued were vested during the three months and six months ended June 30, 2004. Therefore, basic and diluted earnings per share are the same.

NOTE  8.  SEGMENT  INFORMATION

The Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments are granite mining (sale of granite blocks) and production of granite slabs. All of the Company's operating activities and customers are located in the People's Republic of China. These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units.

There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:

(a)  Net  sales

                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                    JUNE 30,            JUNE 30,
                             --------------------  ------------------
                                  2004       2003     2004       2003
                             US$'000    US$'000    US$'000  US$'000

Granite mining                     492        620      492        643
Production of granite slabs        118          7      146          9
                             ---------  ---------  -------  ---------

                                   610        627      638        652
                             =========  =========  =======  =========

(b)  Net  (loss)  income

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                    ----------------------  --------------------
                                         2004        2003       2004       2003
                                       US$'000     US$'000     US$'000   US$'000

Granite mining                            338         246       322         232
Production of granite slabs                (2)          5        (3)          3
                                    ----------  ----------  --------  ----------

                                          336         251       319         235
                                    ==========  ==========  ========  ==========

Reconciliation:
Net income for reportable segments        336         251       319         235
Unallocated corporate income and
  expenses                               (353)        (88)     (504)       (101)
                                    ----------  ----------  --------  ----------

                                          (17)        163      (185)        134
                                    ==========  ==========  ========  ==========

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------------

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

Introduction

     We were incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999, and subsequently changed our name to Arbor, Inc. ("Arbor") on December 16, 1999. We originally intended to engage in the business of manufacturing, selling and distributing fence posts to be used by government parks, highway departments, ranchers and farmers throughout North America. Due to a lack of capital, we were forced to abandon our original business and examine other business options.

     In October 2002, we appointed a new director, Mr. Costas Takkas, to assist us with our strategic planning and in forming a new direction for our business. Mr. Takkas was responsible for the management of our new business direction in 2003 and helped to focus the Company's efforts on real estate development projects in Brazil.

The  Brazil  Project

     In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from Mr. Takkas) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and Arbor (now as China Granite) in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPL Arbor do Brasil Construtora Limitada ("CPL Arbor"), which is owned in equal parts by CPL and us. An aggregate of $425,000 of the funds raised in the November Placement have been committed to CPL Arbor. Of this aggregate amount, $325,000 is a loan to CPL Arbor and is repayable on October 31, 2004, with an interest rate of 4% above LIBOR. The remaining $100,000 is held in trust and will not be released to CPL Arbor unless it completes the infrastructure work for the project. As a result of the reorganization with Laizhou described below, we determined in February 2004 that we would no longer pursue the Brazil Project and we intend on selling our interest in CPL Arbor. To date, however, no such sale has been consummated.

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

     In 2004, we have focused on the business operations of Laizhou China and the acquisition of other granite mining properties in the PRC. As a result of the acquisition of Laizhou, we will no longer pursue the Brazil Project and plan to sell our interest in CPL Arbor.

     Financial information for the three and six months ended June 30, 2003 is the historical financial information of Laizhou China. Financial information for the three and six months ended June 30, 2004 is the historical financial information of the Company (Laizhou China and Arbor combined).

Results of Operation for the six months ended June 30, 2004 and June 30, 2003.

Revenues:

     Total revenues for the three months ended June 30, 2004, were $610,291, compared to $626,642 for the three months ended June 30, 2003. This contributed to revenue of $637,692 for the six months to June 30, 2004, compared to $651,853 for the six months to June 30, 2003. The slight decrease in revenue for the three and six months ended June 30, 2004 compared to the same periods of 2003 is explained in greater detail below. Please see Note 5 to our financial statements regarding the seasonal nature of our operations.

     Revenues from granite mining operations for the six months ended June 30, 2004, were approximately $492,000 compared to $643,000 for the same period last year. The decrease of $150,000 was due in part to the restructuring and design of our quarry operations in an attempt to be more productive in the future. The arrival of our new drilling equipment from Italy in June 2004 is also expected to improve productivity.

     Revenues from processing operations for the six months increased to approximately $146,000 for the six months ended June 30, 2004, from approximately $9,000 for the six months ended June 30, 2003. This increase is due to the increase in orders for processed granite. While the large majority of orders processed to date have been for the domestic (Chinese) market we currently plan to target the processing of granite for export.

     Other Income for the six months ended June 30, 2004 was $6,713 compared to $289 for the same period in 2003. This is primarily due from interest accrued on the loan to CPL Arbor in Brazil.

General  and  Administrative  Expenses:

     General and administrative expenses for the six months ended June 30, 2004 were $532,457. This is an increase of $491,241 from general and administrative expenses of $41,216 for the six months ended June 30, 2003. The majority of this increase is due to professional fees in connection with the audit, reporting and completion of the reorganization between Laizhou and Arbor in February 2004 and the introduction of international professional staff and consulting and advisory services which alone cost approximately $202,000. A large number of these reorganization expenses are not considered to be of a reoccurring nature, but we do expect our professional fees for legal and accounting services to continue to be higher than Laizhou China's were for fiscal year 2003 as we are now a publicly traded company.

Net  Loss:

     As a result of the foregoing factors, our net loss for the six months to June 30, 2004, totals $185,295 compared to a profit of $134,087 for the six months to June 30, 2003. The three months ended June 30, 2004, only contributed a net loss of $17,212 compared to a profit of $162,694 for the three months ended June 30, 2003. Our net loss per share stands at $0.01 down from a profit of $0.03 to the date in 2003. This is an improvement from a net loss of $0.02 for the three months ended March 31, 2004.

Liquidity  and  Capital  Resources

     In October and November 2003, we completed the November Placement. We sold 600,000 shares of our restricted common stock for $500,000. A director and the then President, Costas Takkas, purchased 300,000 of these shares. The November Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the November Placement.

     In December 2003, we completed the December Placement, selling an aggregate of 550,000 shares of our restricted common stock for $1.00 per share. The
December Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the December Placement.

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

     Our management estimates that after giving effect to the November, December and April Placements, the current capital reserves that result, combined with the current outstanding accounts receivable, will allow us to operate for at least twelve months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

     For the next 12 months we expect the primary sources of liquidity to be funds generated by operations, outstanding accounts receivable, and cash on hand. To June 30, 2004, we have not been profitable, due in part to the costs incurred in connection with the Reorganization, and have experienced negative cash flows from operations. Operations have been primarily financed through the issuance of stock.

Critical  Accounting  Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 1 of the Notes to our Financial Statements describes the significant accounting policies used in the preparation of our financial statements.

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

     We believe that our operations and facilities, both owned and leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 19 of this Form 10-QSB. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS.

     Some of the information in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

  -  discuss  our  expectations  about  our  future  performance;
     contain  projections  of  our  future  operating  results  or of our future
  -  financial  condition;  or
  -  state  other  "forward-looking"  information.

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

ITEM 3.  CONTROLS  AND  PROCEDURES

     On June 30, 2004, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintains effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                    PART II.

ITEM  1.  Legal  Proceedings

     There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended June 30, 2004.

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

ITEM 3.  Defaults  Upon  Senior  Securities

     None.

ITEM 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

ITEM 5.  Other  Information

     None.

ITEM 6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

Exhibit No.  Description
-----------  ----------------------------------------------------
31.1         Section 302 Certification of Chief Executive Officer
-----------  ----------------------------------------------------
31.2         Section 302 Certification of Chief Financial Officer
-----------  ----------------------------------------------------
32.1         Section 906 Certification of Chief Executive Officer
-----------  ----------------------------------------------------
32.2         Section 906 Certification of Chief Financial Officer
-----------  ----------------------------------------------------

     (b)  Reports  on  Form  8-K

     On July 30, 2004 we filed a current report on Form 8-K to announce the dismissal of Braverman and Company as our independent auditors and the appointment of Moores Rowland Mazars as our independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 20, 2004

                                       CHINA  GRANITE  CORPORATION

                                       By:  /s/  Dong Chen
                                          --------------------------------
                                            Dong Chen, President and CEO

                                       By:  /s/  Juan Chen
                                          --------------------------------
                                            Juan Chen, CFO and
                                            Chief Accounting Officer