Form 10QSB
period 2004-09-30
CHINA GRANITE CORP
filed 2004-11-22
CIK 7059

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ______ to

                        Commission file number: 000-30516

                            CHINA GRANITE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Nevada                                               880448920
--------------------------------------------------------------------------------
(State of Other Jurisdiction                      (I.R.S. Employer I.D. No.)
incorporation or organization)


                 2642 Collins Avenue, Suite 305, Miami, FL 33140
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                  Issuer's telephone number     (305) 534-1684
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 10, 2004 there were 14,498,000 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]

                             PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Financial Statements (unaudited)
Condensed Consolidated Balance Sheet as of September 30, 2004                         3

Condensed Consolidated Statements of Operations for the three months ended September  4
30, 2004 and September 30, 2003

Condensed Consolidated Statements of Operations for the nine months ended September   5
30, 2004 and September 30, 2003

Condensed Consolidated Statements of Cash Flows for the nine months ended September   6
30, 2004 and September 30, 2003

Condensed Consolidated Statements of Stockholders' Equity for the period ended        7
December 31, 2003 and nine months ended September 30, 2004

Notes to Condensed Consolidated Financial Statements                                  8

                            CHINA GRANITE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                  US$
                                  ASSETS
Current assets
  Cash and cash equivalents                                        7,307
  Accounts receivable                                          1,209,879
  Note receivable                                                542,988
  Inventories                                                    208,786
  Deposits, prepayments and other receivables                    512,827
  Deferred charge                                                 76,412
                                                               ----------

    Total current assets                                       2,558,199

Plant and equipment, net                                       3,641,765
Mineral interests, net                                         1,453,803
                                                               ----------

    Total assets                                               7,653,767
                                                               ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accruals                                  597,751
  Business and resource tax and government surcharges payable      1,098
  Stockholders advances                                          449,712
  Taxes payable                                                  693,135
                                                               ----------

    Total current liabilities                                  1,741,696
                                                               ----------

Stockholders' equity
  Common stock                                                    14,498
  Additional paid-in capital                                   4,919,019
  Dedicated reserves                                             211,247
  Currency translation adjustment                                 (2,622)
  Retained earnings                                              769,929
                                                               ----------

    Total stockholders' equity                                 5,912,071
                                                               ----------

    Total liabilities and stockholders' equity                 7,653,767
                                                               ==========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CHINA GRANITE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   -----------------------
                                                         2004        2003
                                                          US$         US$
Net sales                                             818,842   1,581,073

Cost of sales                                        (281,307)   (871,561)
                                                   -----------  ----------

    Gross profit                                      537,535     709,512

Selling, general and administrative expenses         (206,285)    (49,832)
                                                   -----------  ----------

    Operating income                                  331,250     659,680

Other income:
  Interest income                                       4,098         127
                                                   -----------  ----------

    Income before income taxes                        335,348     659,807

Provision for taxes                                         -      (9,486)
                                                   -----------  ----------

    Net income                                        335,348     650,321
                                                   ===========  ==========

    Basic and diluted earnings per share                 0.02        0.13
                                                   ===========  ==========

    Weighted average number of shares outstanding  14,498,000   5,000,000
                                                   ===========  ==========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CHINA GRANITE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   ------------------------
                                                      2004         2003
                                                       US$          US$
Net sales                                           1,456,534    2,238,752

Cost of sales                                        (578,550)  (1,249,145)
                                                   -----------  -----------

    Gross profit                                      877,984      989,607

Selling, general and administrative expenses         (738,742)    (124,256)
                                                   -----------  -----------

    Operating income                                  139,242      865,351

Other income:
  Interest income                                      10,812          410
                                                   -----------  -----------

    Income before income taxes                        150,054      865,761

Provision for taxes                                         -      (13,433)
                                                   -----------  -----------

    Net income                                        150,054      852,328
                                                   ===========  ===========

    Basic and diluted earnings per share                 0.01         0.17
                                                   ===========  ===========

    Weighted average number of shares outstanding  14,190,876    5,000,000
                                                   ===========  ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     CHINA GRANITE CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           ------------------------
                                                                              2004         2003
                                                                               US$          US$
Cash flows from operating activities
Net (loss) income                                                             150,054      852,328
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of plant and equipment                                           168,419       61,613
Amortization of mineral interests                                              49,820       49,820
Provision for doubtful debt                                                    10,930            0
Changes in operating assets and liabilities:
  Accounts receivable                                                        (977,996)           0
  Deposits, prepayments and other receivables                                (700,538)    (209,649)
  Inventories                                                                 (94,378)    (355,065)
  Accounts payable and accruals                                               425,644    1,007,124
  Business and resource tax and government surcharge payable                 (198,501)       4,030
  Taxes payable                                                               283,776      143,728
                                                                           -----------  -----------

Net cash (used in) provided by operating activities                          (882,770)   1,553,929
                                                                           -----------  -----------

Cash flows from investing activities
Acquisition of plant and equipment                                         (1,151,933)  (2,202,120)
Acquisition of mineral interests                                                    -   (2,132,595)
Cash received in a recapitalization of the Company                            269,243            -
                                                                           -----------  -----------

Net cash used in investing activities                                        (882,690)  (4,334,715)
                                                                           -----------  -----------

Cash flows from financing activities
Net proceeds from issuance of common stock                                  1,495,000      603,865
Stockholder advances                                                          237,907    2,187,232
                                                                           -----------  -----------

Net cash provided by financing activities                                   1,732,907    2,791,097
                                                                           -----------  -----------

Currency translation adjustment                                                (1,855)           -
                                                                           -----------  -----------

Net increase in cash and cash equivalents                                     (34,408)      10,311
Cash and cash equivalents, beginning of period                                 41,715            -
                                                                           -----------  -----------

Cash and cash equivalents, end of period                                        7,307       10,311
                                                                           ===========  ===========

Non-cash investing and financing activities:
Acquisition of plant and equipment funded by stockholders                           -    1,145,822
Acquisition of inventories funded by stockholders                                   -      317,285
Acquisition of mineral interest funded by stockholders                              -      724,892
Issuance of common stock for recapitalization                                   5,000            -
                                                                           ===========  ===========

Taxes paid                                                                    283,776            -
                                                                           ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           CHINA GRANITE CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)


                                   Common stock
                              ---------------------
                                                     Additional               Currency
                                No. of                paid-in    Dedicated  Translation   Retained
                                Shares     Amount     capital    reserves    adjustment   earnings     Total
                                               US$          US$        US$          US$        US$         US$
Balance, at inception                  -         -            -          -            -          -           -
  Issuance of stock for:
    Cash of $603,865
    Plant and equipment,
     $1,145,822
    Inventories, $317,285
    Mineral interests,
     $724,892                  5,000,000   603,865    2,187,999          -            -          -   2,791,864
  Net income for the period            -         -            -          -         (766)   831,122     830,356
  Transfer                             -         -            -    211,247            -   (211,247)          -
                              ----------  ---------  ----------  ---------  ------------  ---------  ----------

Balances, December 31, 2003    5,000,000   603,865    2,187,999    211,247         (766)   619,875   3,622,220
  Recapitalization on
    February 5, 2004           8,998,000  (589,867)   1,236,520          -            -          -     646,653
  Stock subscribed in
    private placement, net       500,000       500    1,494,500          -            -          -   1,495,000
  Net loss for the period              -         -            -          -       (1,856)  (185,294)   (187,151)
                                                                                                     ----------

Balances, June 30, 2004       14,498,000    14,498    4,919,019    211,247       (2,622)   434,581   5,576,723
                              ==========  =========  ==========  =========  ============  =========  ==========

  Net profit for the period                                                                335,348     335,348

Balances, September 30, 2004                                                                         5,912,071

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                            CHINA GRANITE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2004 and the results of its operations and cash flows, for the three months and nine months ended September 30, 2004 and 2003 have been made. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2003, and the financial statements of China Laizhou Bay Mining International Corporation included in the Company's Form 8-K/A filed April 19, 2004.


NOTE 2. STOCK EXCHANGE TRANSACTION

On February 5, 2004 Arbor, Inc. (Arbor-subsequently named China Granite Corporation) entered into a stock exchange transaction with China Laizhou Bay Mining International Corporation (Laizhou), a corporation organized under the laws of the British Virgin Islands which owns all of the outstanding common stock of Laizhou Jia Sheng Stone Company Limited, a limited company organized under the laws of the People's Reublic of China that is a granite producer and manufacturer, resulting in a change of control of Arbor. Arbor acquired all of the issued and outstanding common stock of Laizhou for 8,500,000 shares of restricted common stock of which 5 million shares were represented by newly issued shares of Arbor, and the balance represented by shares held by the principal shareholder of Arbor. Laizhou is considered the accounting acquirer and all future financial statements subsequent to February 5, 2004 will be that of the acquirer and its subsidiaries which include Arbor, whose assets as of February 5, 2004 were consolidated at fair value and whose accumulated deficit from inception through the February 5, 2004, was eliminated against Laizhou's paid in capital in accordance with the accounting rules for a stock exchange transaction.

Because of the stock exchange transaction and the substantial earned revenues attributed to the Company, there is no longer the requirement to provide cumulative amounts from inception for operations and cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".


NOTE 3. PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of September 30, 2004 and 2003 include the financial statements of Laizhou, its 100% owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. STOCK OPTIONS

During the three months ended March 31, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock to certain directors, officers and employees. The per share price for 840,000 shares was $4 per share, and the balance of 120,000 shares were granted at $5.20 per share. No other stock options were issued during 2004. None of the shares issued are vested as of September 30, 2004 and exercise price of all stock options granted are based on the market price of the Company's stock on the date of grant, consequently no compensation expense attributable to these shares was recorded in accordance with SFAS 123 which the Company is considering adopting. Subsequently, the Company has decided to cancel all outstanding options and has not re-issued any stock options as of November 10, 2004. The outstanding options will be cancelled upon the receipt of the written consent of the optionees to such cancellation.


NOTE 5. SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2003 and 2004. Operations resume during the six months ended September 30, 2003 and 2004.


NOTE 6. INCOME TAXES

For a period of two years commencing in January 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $409,000 may eventually be eliminated if pending approvals are finalized.


NOTE 7. EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

As per above, none of the stock options issued were vested during the three months and nine months ended September 30, 2004. Therefore, basic and diluted earnings per share are the same.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:


(a)  Net sales
                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                         ----------------------  ---------------------
                                              2004        2003        2004       2003
                                           US$'000     US$'000     US$'000    US$'000

     Granite mining                            707       1,359       1,197      2,009
     Production of granite slabs               112         222         260        230
                                         ----------  ----------  ----------  ---------

                                               819       1,581       1,457      2,239
                                         ==========  ==========  ==========  =========

(b)   Net (loss) income
                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                         ----------------------  ---------------------
                                              2004        2003        2004       2003
                                           US$'000     US$'000     US$'000    US$'000

     Granite mining                            492         640         808        908
     Production of granite slabs                29          59          27         61
                                         ----------  ----------  ----------  ---------

                                               521         699         835        969
                                         ==========  ==========  ==========  =========

     Reconciliation:
     Net income for reportable segments        521         699         835        969
     Unallocated corporate income and
       expenses                               (186)        (49)       (685)      (116)
                                         ----------  ----------  ----------  ---------

                                               335         650         150        853
                                         ==========  ==========  ==========  =========

NOTE 9. SUBSEQUENT EVENTS

     In October 2004, we completed an additional private placement of a $650,000 senior convertible promissory note (the "Senior Convertible Note") to three investors (the "October Investors") pursuant to a Senior Convertible Note Purchase Agreement (the "Senior Purchase Agreement"). The Senior Convertible
Note is convertible into Common Stock of the Company at the option of the October Investors at $1.60 per share. The Senior Convertible Note will be automatically converted if the Company's stock trades at $3.20 per share on average for 30 days and the average daily volume is greater than 100,000 shares. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. The Company must make quarterly interest-only payments of $13,000 to the October Investors until the Senior Convertible Note is either paid in full or is converted into the Company's common stock. The Company also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of the Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009.

     The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of the Company's assets pursuant to a general security agreement between the Company and the investors. In addition, pursuant to a registration rights agreement between the Company and the investors, the Company agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of the Company's common stock underlying the Senior Convertible Note and the Warrant and this registration statement satisfies the Company's obligations. The October Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There was a finders' fee of $65,000 paid for the October Placement.

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

The  Brazil  Project

     In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from Mr. Takkas) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and Arbor (now as China Granite) in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPL Arbor do Brasil Construtora Limitada ("CPL Arbor"), which is owned in equal parts by CPL and us. An aggregate of $425,000 of the funds raised in the November Placement have been committed to CPL Arbor. Of this aggregate amount, $325,000 is a loan to CPL Arbor and is repayable on October 31, 2004, with an interest rate of 4% above LIBOR. The remaining $100,000 is held in trust and will not be released to CPL Arbor unless it completes the infrastructure work for the project. As a result of the reorganization with Laizhou described below, we determined in February 2004 that we would no longer pursue the Brazil Project and we intend on selling our interest in CPL Arbor. To date, however, no such sale has been consummated. We have been approached by a group of investors, two of who are Mr. Takkas and Chen Dong, our President and CEO, who desire to purchase CPL Arbor. We are currently negotiating with this group of investors and have distributed funds from this group, including $130,000 contributed by Messrs. Dong and Costas, to CPL Arbor. Once the terms of this transaction have been finalized, we plan to present this matter to our shareholders for their approval.

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

     Financial information for the three and nine months ended September 30, 2003 is the historical financial information of Laizhou China. Financial information for the three and nine months ended September 30, 2004 is the historical financial information of the Company (Laizhou China and Arbor combined).

Results of Operation for the three and nine months ended September 30, 2004 and September 30, 2003.

Revenues:

     Total revenues for the three months ended September 30, 2004, were $818,842, compared to $1,581,073 for the three months ended September 30, 2003. This contributed to revenue of $1,456,534 for the nine months to September 30, 2004, compared to $2,238,752 for the nine months to September 30, 2003. The decrease in revenue for the three and nine months ended September 30, 2004 compared to the same periods of 2003 is explained in greater detail below. Please see Note 5 to our financial statements regarding the seasonal nature of our operations.

     Revenues from granite mining operations for the nine months ended September 30, 2004, were approximately $707,000 compared to $1,359,000 for the same period last year. The decrease of $652,000 was due in part to the restructuring and design of our quarry operations in an attempt to be more productive in the future. The arrival of our new drilling equipment from Italy in September 2004 is also expected to improve productivity.

     Revenues from processing operations for the nine months increased to approximately $260,000 for the nine months ended September 30, 2004, from approximately $230,000 for the nine months ended September 30, 2003. This increase is due to the increase in orders for processed granite. While the large majority of orders processed to date have been for the domestic (Chinese) market we currently plan to target the processing of granite for export.

     Other Income for the nine months ended September 30, 2004 was $10,812 compared to $410 for the same period in 2003. This is primarily due from interest accrued on the loan to CPL Arbor in Brazil.

General  and  Administrative  Expenses:

     General and administrative expenses for the nine months ended September 30, 2004 were $738,742. This is an increase of $614,486 from general and administrative expenses of $124,256 for the nine months ended September 30, 2003. The majority of this increase is due to professional fees in connection with the audit, reporting and completion of the reorganization between Laizhou and Arbor in February 2004 and the introduction of international professional staff and consulting and advisory services which alone cost approximately $202,000. A large number of these reorganization expenses are not reoccurring, but we do expect our professional fees for legal and accounting services to continue to be higher than Laizhou China's were for fiscal year 2003 as we are now a publicly traded company.

Net  Profit:

     As a result of the foregoing factors, our net profit for the nine months to September 30, 2004, totals $150,054 compared to a profit of $852,328 for the nine months to September 30, 2003. The three months ended September 30, 2004, contributed a net profit of $335,348 compared to a profit of $650,321 for the three months ended September 30, 2003. Our net profit per share for the three months to September 30, 2004 stands at $0.02 down from a net profit per share of $0.13 to September 30, 2003. While this is an improvement from a net loss per share of $0.01 for the three months ended June 30, 2004, there has been a decrease from 2003 to 2004.

Liquidity  and  Capital  Resources

     In October and November 2003, we completed the November Placement. We sold 600,000 shares of our restricted common stock for $500,000 (the "November Placement"). A director and the then President, Costas Takkas, purchased 300,000 of these shares. The November Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the November Placement.

     In December 2003, we completed the December Placement, selling an aggregate of 550,000 shares of our restricted common stock for $1.00 per share (the
"December Placement"). The December Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the December Placement.

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

     On September 22, 2004, the Company issued a press release regarding the signing of an agreement to acquire the assets and operations of Yin Lei Stone Industry Company ("Yin Lei"). The Company continues to pursue this opportunity and hopes to complete this acquisition in the near term. If completed, the Company has agreed to issue shares of its common stock in exchange for the assets of Yin Lei. The acquisition of Yin Lei would also require the Company to raise additional capital from equity markets in order to finance the operations of Yin Lei.

     In October 2004, we completed an additional private placement (the "October Placement") of a $650,000 senior convertible promissory note (the "Senior Convertible Note") to three investors pursuant to a Senior Convertible Note Purchase Agreement (the "Senior Purchase Agreement"). The Senior Convertible
Note is convertible into Common Stock of the Company at the option of the October Investors at $1.60 per share and also automatically as described in Note 9 of the Notes to our Financial Statements. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. The Company must make quarterly interest-only payments of $13,000 to the October Investors until the Senior Convertible Note is either paid in full or is converted into the Company's common stock. The Company also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of the Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009.

     The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of the Company's assets pursuant to a general security agreement between the Company and the investors. In addition, pursuant to a registration rights agreement between the Company and the investors, the Company agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of the Company's common stock underlying the Senior Convertible Note and the Warrant and this registration statement satisfies the Company's obligations. The October Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There was a finders' fee of $65,000 paid for the October Placement.

     Our management estimates that after giving effect to the November, December, April and October Placements, the current capital reserves that result, combined with the current outstanding accounts receivable, will allow us to operate our current operations for at least twelve months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

     For the next 12 months we expect the primary sources of liquidity for our current operations to be funds generated by operations, outstanding accounts receivable, and cash on hand. To September 30, 2004, we have been profitable.

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

RISKS  RELATING  TO  OUR  OPERATIONS:

WE  MAY  NEED  FURTHER  CAPITAL.

     Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for 12 months. However, if the Company desires to substantially expand its operations, such as the acquisition of Yin Lei, more capital will be required. The Company will then need to raise such funds from the equity markets. After 12 months or upon completion of a major aquisition, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of 12 months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3.   CONTROLS AND PROCEDURES

     On September 30, 2004, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintains effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                    PART II.

ITEM 1.   Legal Proceedings

     There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended September 30, 2004.

ITEM 2.   Changes in Securities and Use of Proceeds

     In October 2004, we completed an additional private placement of a $650,000 senior convertible promissory note (the "Senior Convertible Note") to three investors (the "October Investors") pursuant to a Senior Convertible Note Purchase Agreement (the "Senior Purchase Agreement"). The Senior Convertible
Note is convertible into Common Stock of the Company at the option of the October Investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. The Company must make quarterly interest-only payments of $13,000 to the October Investors until the Senior Convertible Note is either paid in full or is converted into the Company's common stock. The Company also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of the Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009.

     The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of the Company's assets pursuant to a general security agreement between the Company and the investors. In addition, pursuant to a registration rights agreement between the Company and the investors, the Company agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of the Company's common stock underlying the Senior Convertible Note and the Warrant and this registration statement satisfies the Company's obligations. The October Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There was a finders' fee of $65,000 paid for the October Placement.

ITEM 3.   Defaults Upon Senior Securities

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     None.

ITEM 5.   Other  Information

     None.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

Exhibit  No.  Description
------------  ----------------------------------------------------------
31.1          Section  302  Certification  of  Chief  Executive  Officer
------------  ----------------------------------------------------------
31.2          Section  302  Certification  of  Chief  Financial  Officer
------------  ----------------------------------------------------------
32.1          Section  906  Certification  of  Chief  Executive  Officer
------------  ----------------------------------------------------------
32.2          Section  906  Certification  of  Chief  Financial  Officer
------------  ----------------------------------------------------------

     (b)  Reports  on  Form  8-K

     On July 30, 2004 we filed a current report on Form 8-K to announce the dismissal of Braverman and Company as our independent auditors and the appointment of Moores Rowland Mazars as our independent auditors.

     On October 12, 2004 we filed a current report on Form 8-K to announce the completion of the sale of convertible promissory notes totaling $650,000 to three investors as set forth in Item 2 above. In addition, we also announced the resignation of Juan Chen as our Chief Financial Officer and a director of the Company. Costas Takkas, a current director and former chief executive officer was appointed to replace Ms. Chen as the Company's Chief Financial Officer.

     On October 14, 2004, we filed a current report on Form 8-K to announce the dismissal of Moores Rowland Mazars as our independent auditors effective October 4, 2004 and the appointment of Rotenberg & Company, LLP as our independent auditors effective October 12, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November  22,  2004

                                        CHINA GRANITE CORPORATION

                                        By:  /s/ Dong Chen
                                           -------------------------------------
                                             Dong Chen, President and CEO

                                        By:  /s/ Costas Takkas
                                           -------------------------------------
                                             Costas Takkas, CFO and
                                             Chief Accounting Officer