Form 10KSB/A
period 2003-12-31
CHINA GRANITE CORP
filed 2005-01-21
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to______.

Commission file number: 000-30516

CHINA GRANITE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	880448920
(State of Other Jurisdiction	(I.R.S. Employer I.D. No.)
incorporation or organization)

2642 Collins Avenue, Suite 305, Miami, FL	33140
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	(305) 534-1684

Arbor, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes ☒       No ☐

State Registrant's revenues for its most recent fiscal year: $2,493

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

Yes ☐      No ☒

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

Unless otherwise specified or the context OTHERWISE requires, in this Form 10-KSB/A the terms the "Company", "China Granite", "we", and "our" shall mean the operations or business of China Granite Corporation, a Nevada corporation, and its subsidiaries. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB/A the term "Arbor" shall refer to the operations of the Company prior to the reorganization with Laizhou.

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

No. 1 Quarry is an open-pit quarry located in Zuocon Town Laizhou City in the Shandong Province of the PRC. No. 1 Quarry is located on the northern side of a valley that runs East-West. It is accessed via 25 kilometers of road running east of Laizhou. No. 1 Quarry currently has three main operative fronts from which granite is extracted. Power for the property is obtained from the nearby village and generators. The following is a list of equipment currently located and used at No. 1 Quarry:

Category	Quantities
Beijing Forton truck	1
Excavator	1
Loader	1
Fork lift	1
Press modifier assembly	1
Vertical linear driller	2
Special horizontal linear driller	2
Portable stone driller	16
Pneumatic driven miller	2
Hydraulic lifting device	2
Fork lift	1

Group 14 Quarry is an open-pit quarry located several hundred meters from No. 1 Quarry on the opposite side of the valley. Power for the property is obtained from the nearby village and generators. The following is a list of equipment currently located and used at No. 1 Quarry:

Category	Quantities
Submerged driller	1
Air compressor	3
Truck	1
Excavator	1
Vertical linear driller	2
Special horizontal linear driller	3
Portable stone driller	16
Pneumatic driven miler	2
Hydraulic lifting device	2
Wind pipes	1000
Excavator	1
50 loader	1
Crane	1
Air reservoir	1

The mines are located on two parcels of land that are leased by Laizhou China from the local PRC government body. The mines consist of approximately 0.27 square kilometers containing granite reserves in two marketable varieties or distinct colors.

multimap
Bohai Sea
Laizhou Bay
Tsang-
shang
Guoxi
Chia-teng
Pinglidian
Dayuan
Chengguozhuang
I-tao
Hutouya
Laizhou
Tushan
Guojiadian
Shahe
Hsia-
ch'iu
Nanshu
© 2003 Global Insight 3.1
50 Km

To Beijing
To Tianjin
Bohai Sea
Dongying
Bingzhou
Laizhou Bay
Penglai
Yantai
Weihai
Dezhou
River
Yellow
Jinan
Zibo
Weifang
Yellow
Sea
Liaocheng
Taishan
Laiwu
Qingdao
Laoshan
Rizhou
Qufu
Heze
Zaozhuang
Lingyi

Laizhou China has two stone processing factories: the yet-to-be completed 20,000 square meter facility (the "New Yard") and the old 18,000 square meter factory (the "Old Yard"). The New Yard is located in the Laizhou City Economic Development Zone and its products developed for export are exempt from the domestic value added tax ("VAT"). The majority of blocks that are processed at the stone processing factory are first cut into slabs and checked for quality. These slabs are then polished and cut into tiles or cladding.

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

Pursuant to the Shandong Province Contract for Selling Mining Rights between Laizhou China and the Laizhou Administration of State Land and Resources (the "ASLR") and the PRC Mining Rights License issued by the ASLR, Laizhou China owns the mining rights of the No. 1 Quarry from November 2003 to November 2008 with options to extend its mining rights through 2033. On November 8, 2002, one of the stockholders of Laizhou China purchased the mining rights to No. 1 Quarry for approximately $725,000 (6,000,000 Yuan). On March 10, 2003 that stockholder assigned the No. 1 Quarry mining rights to Laizhou China for a payment of approximately $725,000 (6,000,000 Yuan), the same amount that the stockholder originally paid for those rights.

Laizhou China also operates the Group 14 Quarry. Laizhou China is currently in the application process with the ASLR for the mining rights to the Group 14 Quarry. The ASLR issued the PRC Mining Rights License for the Group 14 Quarry (the "Group 14 Mining Rights") on August 29, 1998 to West Jiangjia Village (a legal collective organization). On January 10, 2003, one of the stockholders of Laizhou China signed a mining rights lease contract with the Villager Committee of West Jiangjia Village and purchased the Group 14 Mining Rights for $845,000 (7,000,000 Yuan). On March 3, 2003, that stockholder assigned the Group 14 Mining Rights to Laizhou China for a payment of $845,000 (7,000,000 Yuan), the same amount that the stockholder originally paid for the rights. The Group 14 Quarry is in full operation at April 1, 2004.

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

Reserves

According to Industry Guide 7 ("Industry Guide 7") promulgated by the SEC pursuant to the Securities Act of 1933, as amended, a "reserve" is defined as "[t]hat part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." Further, Industry Guide 7 defines two types of reserves, "proven (measured) reserves" and "probable (indicated) reserves." The Company's determination of its reserves, proven and probable, is based solely upon a report from an Italian consulting geologist hired by the Company to evaluate its quarrying operations. This geologist based his report solely upon visual inspection and rough measurements. The Company has not engaged in any topographic mapping, site surveys or sample analysis in order to determine its reserves. Based solely upon this geologist's visual determinations that Group 14 Quarry is approximately 12 hectares and that the upper outcrops of granite extend at least 150 meters above the base of the valley, the Company believes that Group 14 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. Based solely upon this geologist's visual determinations that No. 1 Group Quarry is approximately 15 hectares and that the upper outcrops of granite extend at least 130 meters above the base of the valley, the Company believes that Group 1 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite.

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

OUR RESERVES ESTIMATES ARE BASED ON VISUAL OBSERVATIONS ONLY AND MAY BE INCORRECT.

In March 2004 we hired an Italian consulting geologist, Giacomo Porro, to survey our quarries. The purpose of Mr. Porro's work was to assist the Company with its operations and provide advice on increasing productivity and efficiency. Mr. Porro did not perform any topographic mapping, sample analysis or test work on our quarries in order to make his recommendations and his estimations of our reserves. The imprecise nature of Mr. Porro's work and the lack of detailed studies performed on our quarries may diminish the quality of any volumetric estimates.

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

Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies that enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. The Chinese legal infrastructure is significantly different in operation from its United States counterpart, and may present a significant impediment to the operation of Foreign Invested Enterprises.

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

Although the Chinese government owns the majority of productive assets in China, including mines and quarrying sites, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;
•	The Chinese government will continue its pursuit of economic reform policies;
•	The economic policies, even if pursued, will be successful;
•	Economic policies will not be significantly altered from time to time;and
•	Business operations in China will not become subject to the risk of nationalization.

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

Factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;
•	conditions or trends in the mining industries and governmental regulations that affect such industries;
•	changes in the market valuations of other mining companies, especially our partners and competitors;
•	general market conditions; and political events, including actions by the PRC government.

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

We believe that our operations and facilities, both owned and leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 14 of this Form 10-KSB/A. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

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

SOME OF THE INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Annual Report on Form 10-KSB/A contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

•	discuss our expectations about our future performance;
•	contain projections of our future operating results or of our future financial condition; or
•	state other "forward-looking" information.

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

Quarter Ended	High	Low
2003
4th Quarter	$3.30	$0.70
3rd Quarter	$1.01	$0.75
2nd Quarter	$1.03	$0.30
1st Quarter	$1.05	$0.40
2002
4th Quarter	$1.98	$0.49
3rd Quarter	$1.48	$0.95
2nd Quarter	$3.05	$0.45
1st Quarter	$3.70	$1.60

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

The Company (formerly Arbor, Inc.)

Results of Operation

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Revenues. Revenues for the twelve months ended December 31, 2003 were $2,493, compared to $0 for the twelve months ended December 31, 2002. The small revenue in 2003 was from interest accrued on the loan to CPL Arbor. Prior to the reorganization with Laizhou in February 2004, the Company focused its efforts on the development of a viable business model, and therefore generated no revenues from operations.

General and Administrative Expenses. General and administrative expenses in the year ended December 31, 2003 were $238,182, an increase from $83,120 for the year ended December 31, 2002. The increase was due primarily to the increase in our operations to complete the reorganization with Laizhou in February 2004 and to consummate the Brazil Project with CPL Arbor.

Net Loss. As a result of the foregoing factors, the Company's net loss increased to $236,578 for the year ended December 31, 2003, from a net loss of $83,259 for the year ended December 31, 2002. The Company's net loss per share increased to $0.03 for the year ended December 31, 2003, from $0.01 for the year ended December 31, 2002, due to an increase in 2003 in the Company's net loss.

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

Selling, General and Administrative Expenses. Laizhou China's selling, general and administrative expenses in the year ended December 31, 2003 were $161,780. Selling expenses relate to mining of granite and the production of granite slabs, cladding and decorative features.

Net Income. As a result of the foregoing factors, Laizhou China's net income was $831,122 for the year ended December 31, 2003.

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

Name	Age	Position
Dong Chen	43	President and Director
Juan Chen	49	Chief Financial Officer and Secretary and Director
Piguo Man	44	Manager and Director
Maria C. Maz	35	Treasurer
Michael Miller	49	Vice-President of Investor Relations
Costas Takkas	47	Director
Stephen Spoonamore	39	Director

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

Audit Committee Financial Expert

Our Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee, namely Costas Takkas. Mr. Takkas would not be considered independent, as that term is defined by the NASD because he was an officer of the Company within the past three years. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:

•	An understanding of generally accepted accounting principles and financial statements;
•	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•	Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
•	An understanding of internal controls and procedures for financial reporting; and
•	An understanding of audit committee functions.

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

Item 10.   Executive Compensation

EXECUTIVE COMPENSATION SUMMARY

The following table provides compensation information for the period indicated with respect to the persons who served as our President for the years ended December 31, 2003, 2002 and 2001, and all other executive officers of Arbor receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2003, 2002 and 2001 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Under-lying Options/ SarS(#)	LTIP Payouts ($)	All Other Compensation ($)
Dong Chen (1)	2003	0	0	0	0	0	0	0
President

Juan Chen (2)	2003	0	0	0	0	0	0	0
CFO

Costas Takkas (3)	2003	0	0	$ 18,000	0	0	0	0
CEO & President	2002	0	0	0	0	0	0	0

Stephen Spoonamore (4)	2003	0	0	$ 27,000	0	0	0	0
CFO & Secretary

Robert Miller (5)	2003	0	0	0	0	0	0	0
Treasurer & VP Investor Relations

Camilla Maz (6)	2003	0	0	$ 36,000	0	0	0	0
Treasurer

Michael Miller (7)	2003	0	0	0	0	0	0	0
VP Investor Relations

Joginder Brar (8)	2003	0	0	0	0	0	0	0
CEO & President	2002	0	0	0	0	0	0	0
	2001	0				600,000 (9)		$ 30,000

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED		% OF CLASS OWNED

Dong Chen	698,396		4.99%

Juan Chen	667,268		4.67%

Piguo Man	403,074		2.88%

Costas Takkas	525,000	(2)	3.75%

Stephen Spoonamore	113,000	(3)	**

Camilla Maz	43,450		**

Michael Miller	105,000	(4)	**

Officers and Directors as a group (seven persons)	2,555,188		18.25%

(1)	Unless otherwise stated, the address of all persons in the table is c/o China Granite Corporation, 2642 Collins Avenue, Suite 305, Miami Beach, Florida 33140.
(2)	Shares beneficially owned by Mr. Takkas include options to purchase up to 75,000 shares of our common stock that may be exercised in whole or in part within 60 days of April 6, 2004.

(3)	Shares beneficially owned by Mr. Spoonamore include options to purchase up to 75,000 shares of our common stock that may be exercised in whole or in part within 60 days of April 6, 2004.
(4)	Shares beneficially owned by Mr. Miller include options to purchase up to 75,000 shares of our common stock that may be exercised in whole or in part within 60 days of April 6, 2004. Mr. Miller is the beneficial owner of an additional 30,000 shares of our common stock through his control of Candide Investments Ltd. which owns 30,000 shares of our common stock.
**	Indicates less than 1%

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference toexhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

4.2	Form of Subscription Agreement

10.3	Consulting Agreement

10.4	Stockholder Transfer Agreement

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

(b) Reports of Form 8-K

On February 20, 2004 we filed a current report on Form 8-K to announce the completion of the reorganization with Laizhou.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed to the Corporation for professional services by Braverman and Company, our independent auditor, for fiscal years 2003 and 2002:

	FISCAL 2003	FISCAL 2002

Audit Fees	$8,247	$4,257

Audit-Related Fees	$0	$0

Tax Fees	$750	$0

All Other Fees	$0	$0

Total	$8,997	$5,757

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

Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice. Of this amount, $750 was related to tax compliance services for review of federal and state tax returns for 2003.

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

China Granite Corporation

/s/ Dong Chen, President and CEO/Director
January 18, 2005

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dong Chen	President and Director	January 18, 2005
Dong Chen

/s/ Costas Takkas	Chief Financial Officer	January 18, 2005
Costas Takkas	and Director

/s/ Piguo Man	Director	January 18, 2005
Piguo Man

Director
Stephen Spoonamore

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

Braverman & Company, P.C.
Prescott, Arizona
March 25, 2004

CHINA GRANITE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
Cash	$397,810
Note receivable from corporate joint venture	325,000
Accrued interest	2,493
Deferred charge	11,513

TOTAL CURRENT ASSETS	736,816

$736,816

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,506
Accounts payable-related party	4,402

TOTAL CURRENT LIABILITIES	8,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 25,000,000 shares authorized, 8,998,000,000 issued and outstanding	8,998
Paid-in capital	1,171,802
Contributed capital	102,319
(Deficit) accumulated during the development stage	(555,210)

Total Stockholders' Equity	727,908

$736,816

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CHINA GRANITE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			CUMMULATIVE
			FROM FEBRUARY 25,
			1999
			(INCEPTION)
	YEAR ENDED DECEMBER 31,		TO
			DECEMBER 31,
	2003	2002	2003

REVENUE- INTEREST	$2,493	$-	$2,493

EXPENSES
General and adminstrative	238,182	83,120	556,675
Interest	889	139	1,028

TOTAL EXPENSES	239,071	83,259	557,703

NET (LOSS)	$(236,578)	$(83,259)	$(555,210)

NET (LOSS) PER COMMON SHARE-BASIC	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,943,833	7,848,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CHINA GRANITE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					(DEFICIT)
					ACCUMULATED
					DURING THE
	COMMON STOCK		PAID-IN	CONTRIBUTED	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	CAPITAL	STAGE	TOTAL
BALANCES, AT INCEPTION	-	$-	$-	$-	$-	$-
Issuance of stock
For services @ $.05 per share	1,200,000	1,200	58,800			60,000
For cash @ $.05 per share	1,416,000	1,416	69,384			70,800
Net (loss) for the year					(109,504)	(109,504)

BALANCES, DECEMBER 31, 1999	2,616,000	2,616	128,184	-	(109,504)	21,296
Contributed capital				83,218		83,218
Net (loss) for the year					(101,549)	(101,549)

BALANCES, DECEMBER 31, 2000	2,616,000	2,616	128,184	83,218	(211,053)	2,965
Contributed capital				19,101		19,101
Stock split, 3 for 1	5,232,000	5,232	(5,232)			-
Net (loss) for the year					(24,321)	(24,321)

BALANCES, DECEMBER 31, 2001	7,848,000	7,848	122,952	102,319	(235,374)	(2,255)
Net (loss) for the year					(83,259)	(83,259)

BALANCES, DECEMBER 31, 2002	7,848,000	$7,848	$122,952	$102,319	$(318,633)	$(85,514)
Proceeds from issuance of stock:
PPM, December 11, 2003 @$.83 per share	600,000	600	499,400			500,000
PPM, December 31, 2003 @$1.00 per share	550,000	550	549,450			550,000
Net (loss) for the year					$(236,578)	(236,578)

BALANCES, DECEMBER 31, 2003	8,998,000	$8,998	$1,171,802	$102,319	$(555,210)	$727,908

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CHINA GRANITE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			CUMMULATIVE
			FROM FEBRUARY 25,
			1999
			(INCEPTION)
			TO
	YEAR ENDED DECEMBER 31,		DECEMBER 31,
	2003	2002	2003
OPERATING ACTIVITIES
Net (loss) from operations	$(236,578)	$(83,259)	$(555,210)
Contributed services	102,319
Issuance of common stock for services	60,000
Increase (decrease) in cash resulting from changes in:
Accrued interest	(2,493)	(2,493)
Deferred charges	(11,513)	(11,513)
Accounts payable	(20,197)	23,448	4,505
Accounts payable-related party	(55,409)	59,811	4,402
Officer advance	(1,000)

NET CASH USED BY OPERATING ACTIVITIES	(327,190)	-	(397,990)

INVESTING ACTIVITIES
Increase in note receivable	(325,000)	-	(325,000)

NET CASH USED BY FINANCING ACTIVITIES	(325,000)	-	(325,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	1,050,000	-	1,120,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,050,000	-	1,120,800

NET INCREASE IN CASH	397,810	-	397,810

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$397,810	$-	$397,810

OTHER SUPPLEMENTAL INFORMATION

INTEREST PAID	$889	$139	$1,028

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

The following is an analysis of deferred tax assets for as of December 31, 2002 and 2003.

	Deferred	Valuation
	Tax Assets	Allowance	Balance
Deferred tax assets at December 31, 2002	$73,661	$(73,661)	$-0-
Additions for 2003	0,437	(80,437)	-0-

Deferred tax assets at December 31, 2003	$155,498	$(155,498)	$-0-

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

	2003	2002
Expected income tax (benefit) at federal statutory tax rate	34%	34%
Valuation allowance	(34)%	(34)%

Actual income tax (benefit)	0%	0%

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

As of December 31, 2003, the audited financial statements of CPLARBOR revealed the following financial position:

Assets		Liabilities

Cash	$112,093	Note payable to China Granite Corp.
Advances	8,054	with accrued interest	$327,693
Undeveloped
Real estate	178,942	Shareholders' Equity	(26,431)

Fixed assets & other	2,173

TOTAL ASSETS	$301,262	TOTAL LIABILITIES & EQUITY	$301,262

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

LAIZHOU JIA SHENG STONE COMPANY LIMITED

BALANCE SHEET

	AS OF DECEMBER 31, 2003
ASSETS	Rmb	US$

CURRENT ASSETS
Cash and cash equivalents	345,400	41,715
Accounts receivable	2,010,493	242,813
Inventories (Note 3)	947,305	114,408
Deposits, prepayments and other receivables	9,900	1,196

TOTAL CURRENT ASSETS	3,313,098	400,132

Plant and equipment, net (Note 4)	22,010,328	2,658,253
Mineral interests, net (Note 5)	12,449,992	1,503,622

TOTAL ASSETS	37,773,418	4,562,007

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accruals and other payables (Note 6)	989,271	119,477
Business and resource tax and government surcharges payable	1,652,683	199,599
Due to a shareholder (Note 11)	750,000	90,580
Due to a former director (Note 11)	1,000,000	120,773
Income tax payable	3,389,489	409,359

TOTAL CURRENT LIABILITIES	7,781,443	939,788

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Registered capital	5,000,000	603,865
Additional paid-in capital	18,110,284	2,187,232
Dedicated reserves	1,749,128	211,247
Retained earnings	5,132,563	619,875

TOTAL STOCKHOLDERS' EQUITY	29,991,975	3,622,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,773,418	4,562,007

The accompanying notes are an integral part of these financial statements.

LAIZHOU JIA SHENG STONE COMPANY LIMITED

STATEMENT OF OPERATIONS

	PERIOD FROM JANUARY 9, 2003 (DATE OF INCORPORATION) TO DECEMBER 31, 2003
	Rmb	US$
Net sales	25,255,513	3,050,183
Cost of sales	(13,648,793)	(1,648,405)

Gross profit	11,606,720	1,401,778

Selling, general and administrative expenses	(1,339,538)	(161,780)

OPERATING INCOME	10,267,182	1,239,998

Other income:
Interest income	3,998	483

INCOME BEFORE INCOME TAXES	10,271,180	1,240,481

Provision for income taxes (Note 7)	(3,389,489)	(409,359)

NET INCOME	6,881,691	831,122

The accompanying notes are an integral part of these financial statements.

LAIZHOU JIA SHENG STONE COMPANY LIMITED

STATEMENT OF STOCKHOLDERS' EQUITY

		ADDITIONAL
	REGISTERED	PAID-IN	DEDICATED	RETAINED
	CAPITAL	CAPITAL	RESERVES	EARNINGS	TOTAL	TOTAL
	Rmb	Rmb	Rmb	Rmb	Rmb	US$

Proceeds on issuance of registered capital	5,000,000	18,110,284	-	-	23,110,284	2,791,097

Net income	-	-	-	6,881,691	6,881,691	831,122

Transfer			1,749,128	(1,749,128)	-	-

Balance as of December 31, 2003	5,000,000	18,110,284	1,749,128	5,132,563	29,991,975	3,622,219

The accompanying notes are an integral part of these financial statements.

LAIZHOU JIA SHENG STONE COMPANY LIMITED

STATEMENT OF CASH FLOWS

	PERIOD FROM JANUARY 9, 2003
	(DATE OF INCORPORATION)
	TO DECEMBER 31, 2003
	Rmb	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	6,881,691	831,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	975,534	117,818
Amortization of mineral interests	550,008	66,426
Changes in operating assets and liabilities:
Accounts receivable	(2,010,493)	(242,813)
Deposits, prepayments and other receivables	(9,900)	(1,196)
Inventories	1,678,895	202,765
Accruals and other payables	989,271	119,477
Business and resource tax and government surcharge payable	1,652,683	199,599
Income taxes payable	3,389,489	409,359

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,097,178	1,702,557

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of plant and equipment	(13,501,778)	(1,630,650)
Acquisition of mineral interests	(7,000,000)	(845,410)

NET CASH USED IN INVESTING ACTIVITIES	(20,501,778)	(2,476,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of registered capital	5,000,000	603,865
Advance from a shareholder	3,500,000	422,705
Repayment to a shareholder	(2,750,000)	(332,125)
Advance from a former director	1,000,000	120,773

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,750,000	815,218

Net increase in cash and cash equivalents	345,400	41,715

CASH AND CASH EQUIVALENTS, END OF PERIOD	345,400	41,715

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of plant and equipment funded by shareholders	9,484,084	1,145,421
Acquisition of inventories funded by shareholders	2,626,200	317,173
Acquisition of mineral interest funded by shareholders	6,000,000	724,638

The accompanying notes are an integral part of these financial statements.

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

LEASEHOLD LAND, PLANT AND EQUIPMENT AND DEPRECIATION
Leasehold land is recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right certificate on a straight-line basis. Leasehold land located in the PRC is subject to lease term specified in the land use right certificate granted by the governmental authority. An initial lump-sum payment is paid to the government to acquire the right to use the land over a specified period. During the lease term, the leasehold land is transferrable. After the expiration of the lease term, the leasehold land is required to be returned to the government unless further renewal is made with the governmental authority.

Other plant and equipment are stated at cost. Significant renewals and additions are capitalized at cost. Maintenance and repairs, and minor renewals and betterments are charged to operations as incurred.

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

Depreciation is calculated to write off the cost of plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight line method, at the following annual rates:

Leasehold land	Over the unexpired term of lease
Buildings	10 - 20 years
Motor vehicles	2 - 10 years
Furniture and equipment	1 - 20 years

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company was issued a mining right certificate in respect of one of its two mineral interests from the relevant governmental authority. The initial application and registration fee of applying a mining right certificate from relevant governmental authority amounted to Rmb250,000 (US$30,193). The mining right certificate is to be renewed every five years. The management of the Company considers the renewal fee would be minimal and the chance of renewals not being granted by the relevant governmental authority is remote. The Company further received a confirmation from the governmental authority confirming that the mining right certificate can be renewed every five years. With respect to the remaining mineral interest, the Company has submitted an application for a mining right certificate for which an acknowledgment of application-in-progress was received from the relevant governmental authority.

The Company has received another written confirmation from the relevant governmental authority that the Company has valid mining rights in its two mineral interests since the commencement of mining business throughout the terms of respective mineral interests, despite the fact that official mining right certificates have not been issued at the time of commencement of mining business.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED STRIPPING COSTS
In general, mining costs are charged to operations as incurred. The costs of removing overburden and other waste materials during mine development stage to access mineral deposits at open pit mines are capitalized and amortized. These costs of removing waste materials and road construction are referred to as stripping costs. Stripping costs during post-production phase are expensed as incurred. However, industry practice does vary for post-production phase stripping costs incurred. Some mining companies defer the costs in the post-production phase and expensing stripping costs may result in the reporting of greater volatility in period to period results of operations. Full amount of post-production stripping costs incurred will not be expensed until the end of mine life.

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

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.	INVENTORIES

Inventories consisted of:

	AS OF DECEMBER 31, 2003
	Rmb	US$
Raw materials	686,264	82,882
Work-in-progress	158,225	19,109
Finished goods	102,816	12,417

	947,305	114,408

4.	PLANT AND EQUIPMENT, NET

Plant and equipment consisted of:

	AS OF DECEMBER 31, 2003
	Rmb	US$
Leasehold land	4,718,108	569,820
Buildings	5,864,854	708,316
Furniture and equipment	7,268,780	877,872
Motor vehicles	198,540	23,978
Construction-in-progress	4,935,580	596,085

Cost	22,985,862	2,776,071
Less: Accumulated depreciation	(975,534)	(117,818)

Plant and equipment, net	22,010,328	2,658,253

Depreciation expense amounted to Rmb975,534 (US$117,818) for the period ended December 31, 2003.

5.	MINERAL INTERESTS, NET

Mineral interests represented:

	AS OF DECEMBER 31, 2003
	Rmb	US$
Gross carrying amount	13,000,000	1,570,048
Accumulated amortization	(550,008)	(66,426)

Net book value	12,449,992	1,503,622

All the mineral interests are in the production stage and amortization expense for the period amounted to Rmb550,008 (US$66,426).

6.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of:

	AS OF DECEMBER 31, 2003
	Rmb	US$
Wages and bonus	215,137	25,983
Others	774,134	93,494

	989,271	119,477

7.	INCOME TAXES

The Company is subject to the PRC income tax at a rate of 33%.

The reconciliation of the PRC income tax rate to the effective income tax rate based on income before income taxes is as follows:

PERIOD FROM
JANUARY 9, 2003
(DATE OF
INCORPORATION) TO
DECEMBER 31, 2003
%
PRC income tax rate	33

Effective income tax rate	33

Deferred tax assets and liabilities have not been provided as there are no temporary differences existed during the period and at the balance sheet date.

8.	STOCKHOLDERS' EQUITY

On incorporation, the shareholders of the Company contributed a total of Rmb5,000,000 (US$603,865) to the Company as registered capital. In addition to the contribution to registered capital, the Company's shareholders also contributed Rmb18,110,284 (US$2,187,232) in value of fixed assets, inventories and mineral interest to the Company. This amount is valued at the shareholders' historical cost basis and is recorded as additional paid-in capital.

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

(2)	Balances with related parties are as follows:

	AS OF DECEMBER 31, 2003
	Rmb	US$
Due to a shareholder	750,000	90,580

The amount due to a shareholder represented the unsettled balance of acquisition of a mineral interest from this shareholder.

The outstanding balance is unsecured, interest-free and has no fixed repayment terms. In December 2003, the Company and the shareholder mutually agreed to extend the repayment period from the original maturity date of December 31, 2003.

	AS OF DECEMBER 31, 2003
	Rmb	US$
Due to a former director	1,000,000	120,773

The amount due to a former director, who is also a shareholder of the Company, represented short-term financing to the Company for operating purposes.

The outstanding balance is unsecured, interest-free and has no fixed repayment terms.

12.	SEGMENT INFORMATION

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

These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the period are as follows:

(a)	Net sales:

	PERIOD FROM JANUARY 9, 2003 (DATE OF INCORPORATION) TO DECEMBER 31, 2003
	Rmb	US$
Granite mining	20,230,745	2,443,327
Production of granite slabs	5,024,768	606,856

	25,255,513	3,050,183

(b)	Net income:

	PERIOD FROM JANUARY 9, 2003 (DATE OF INCORPORATION) TO DECEMBER 31, 2003
	Rmb	US$
Granite mining	10,442,936	1,261,224
Production of granite slabs	1,101,027	132,974

	11,543,963	1,394,198

Reconciliation:
Net income for reportable segments	11,543,963	1,394,198
Unallocated corporate income and expenses	(4,662,272)	(563,076)

	6,881,691	831,122

12.	SEGMENT INFORMATION (CONTINUED)

(c)	Assets:

	AS OF DECEMBER 31, 2003
	Rmb	US$
Granite mining	19,818,224	2,393,505
Production of granite slabs	8,450,451	1,020,586

	28,268,675	3,414,091

Reconciliation:
Total assets for reportable segments	28,268,675	3,414,091
Other corporate assets	9,504,743	1,147,916

	37,773,418	4,562,007

All of the Company's identifiable assets are located in the PRC.

(d)	Other items:

	PERIOD FROM JANUARY 9, 2003 (DATE OF INCORPORATION) TO DECEMBER 31, 2003
	RMB	US$
Depreciation of fixed assets:
Granite mining	503,172	60,770
Production of granite slabs	217,005	26,208
Unallocated corporate assets	255,357	30,840

	975,534	117,818

Capital expenditures for fixed assets:
Granite mining	7,833,819	946,114
Production of granite slabs	5,747,244	694,112
Unallocated corporate assets	9,404,799	1,135,845

	22,985,862	2,776,071

Amortization of mineral interests:
Granite mining	550,008	66,426

12.	SEGMENT INFORMATION (CONTINUED)

(e)	Major customers

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

13.	OPERATING RISK (CONTINUED)

(c)	Concentration of credit risk

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

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

4.2	Form of Subscription Agreement10.3 Consulting Agreement

10.4	Stockholder Transfer Agreement

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

31