Form 10KSB
period 2004-12-31
CHINA GRANITE CORP
filed 2005-04-15
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes ☒      No ☐

State Registrant's revenues for its most recent fiscal year: $2,387,582

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: 12,091,812 shares held by non-affiliates had an aggregate market value of $10,882,630 as at March 30, 2005.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

14,498,000 common shares issued and outstanding as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes☐      No ☒

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

Unless otherwise specified or the context OTHERWISE requires, in this Form 10-KSB the terms the "Company", "China Granite", "we", and "our" shall mean the operations or business of China Granite Corporation, a Nevada corporation, and its subsidiaries. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Arbor" shall refer to our operations prior to the reorganization with Laizhou.

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

In October 2002, we appointed a new director, Mr. Costas Takkas, to assist us with our strategic planning and in forming a new direction for our business. Mr. Takkas was responsible for the management of our new business direction in 2003 and helped to focus our efforts on real estate development projects in Brazil.

The Brazil Project

In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from Mr. Takkas) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and China Granite in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPL Arbor do Brasil Construtora Limitada ("CPL Arbor"), which is owned in equal parts by CPL and us. An aggregate of $425,000 of the funds raised in the November Placement have been committed to CPL Arbor. Of this aggregate amount, $325,000 is a loan to CPL Arbor and was repayable on October 31, 2004, with an interest rate of 4% above LIBOR. The remaining $100,000 is held in trust and will be released to CPL Arbor upon the completion of the infrastructure work for the project. As a result of the acquisition of Laizhou, we determined in February 2004 that we would no longer pursue the Brazil Project and we sought to sell our interest in CPL Arbor. In the interest of continuing the project until such time a buyer could be found, two of our directors, Messrs. Chen and Takkas, lent us further funds during the fourth quarter of 2004, totaling $170,000, specifically for use on this real estate development project. On December 31, 2004, we entered into an agreement with a consortium, that included the two directors, to sell our interest in CPL Arbor. Under the agreement the buyer has accepted the interest in CPL Arbor and the responsibility to repay the notes totaling $595,000 set off against notes payable by us to our two directors, Messrs. Chen and Takkas, totaling $170,000 requiring a net payment to us of $425,000. $25,000 was paid on execution of the agreement and $200,000 was paid on March 31st, 2005, with the balance of $200,000 due on June 30th, 2005. The two directors have personally guaranteed these payments.

The Laizhou China Project

On February 5, 2004, we completed a reorganization with Laizhou pursuant to a Stock Exchange Agreement and Plan of Reorganization (the "Agreement"). We intend on continuing the business operations of Laizhou, which conducts granite mining and processing operations in the PRC through its wholly owned subsidiary, Laizhou China. Laizhou China's operations consist of extracting granite blocks, measured in cubic meters, from quarries and processing granite blocks into finished pieces measured in square meters: granite slabs, used in (i) construction, (ii) cladding, (iii) tile, and (iv) carved, decorative features such as statues, pedestals and ornaments.

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

The growth in Chinese consumption of stone is expected to continue this growth. Compared to many players on the global stage, per capita consumption of stone in China is extremely low at 0.05 square meters. Greece leads the world in per capita stone consumption with 1.5 square meters, followed by Saudi Arabia and Switzerland (1.32 square meters), Italy (1.01 square meters), and Germany (0.55 square meters). This indicates that there may be much more room for growth, provided that Chinese consumers' taste develops the same partiality to marble and granite pillars and bathrooms and other decorative features that are typical of European countries.

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

Category	Quantities
Beijing Forton truck	1
Excavator	1
Loader	1
Fork lift	1
Press modifier assembly	1
Vertical linear driller	2
Special horizontal linear driller	2
Portable stone driller	24
Pneumatic driven miller	2
Hydraulic lifting device	2
Fork lift	1

Group 14 Quarry is an open-pit quarry located several hundred meters from No. 1 Quarry on the opposite side of the valley. The rock mineralization found at Group 14 Quarry is a medium grained granite. The rock appears to be mainly composed by whitish feldspar (approximately 60% of the total) and a light grey quartz (approximately 25-30%), with limited amount of smaller dark minerals (Fe/Mg silicates, 5% or even less of the total). The average hue of granite is light grey. The morphology is favorable for quarrying operations, because of the slope gradient which, is not too steep for access, but inclined enough to gradually open, in a prospective program of development. The rock mineralization found at No. 1 Quarry is a medium to coarse grained granite. The rock appears mainly composed by whitish to pale grey feldspars (approximately 55-65%) and grey quartz (approximately 30%), with a limited amount of dark minerals (Fe/Mg silicates, 5% or slightly more) scattered in the groundmass. The morphology of the deposit is favorable for quarrying operations because of the dome shaped outcrops, both at the present quarry site and behind the site.

We are conducting no geologic exploration at any of our mines. Both Group 14 Quarry and No. 1 Quarry had previous production before we acquired the property, and our decision to acquire the property was on an evaluation of the opened mining fronts from previous mining.

Power for the property is obtained from the nearby village and generators. We use diesel generators at each mining site. We have a total of three large and twelve small generators for all of our operations.

The following is a list of equipment currently located and used at Group 14 Quarry:

Category	Quantities
Submerged driller	1
Air compressor	3
Truck	1
Excavator	1
Vertical linear driller	2
Special horizontal linear driller	3
Portable stone driller	36
Pneumatic driven miler	2
Hydraulic lifting device	2
Wind pipes	1000
Excavator	1
50 loader	1
Crane	1
Air reservoir	1

The mines are located on two parcels of land that are leased by Laizhou China from the local PRC government body. The mines consist of approximately 0.27 square kilometers containing granite reserves in two marketable varieties or distinct colors. The approximate locations of our mines are set forth below:

Laizhou China has two stone processing factories: the yet-to-be completed 20,000 square meter facility (the "New Yard") and the old 18,000 square meter factory (the "Old Yard"). The New Yard is located in the Laizhou City Economic Development Zone and its products developed for export are exempt from the domestic value added tax ("VAT"). The majority of our blocks that are processed at the stone processing factory are first cut into slabs and checked for quality. These slabs are then polished and cut into tiles or cladding.

For the year ended December 31, 2004, Laizhou China processed approximately 63,527 square meters of granite slab and cladding. 21,243 square meters of these granite slabs, cladding and processed granite was produced in house and 42,284 square meters was produced for us.

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

Laizhou China also operates the Group 14 Quarry. Laizhou China is currently in the application process with the ASLR for the mining rights to the Group 14 Quarry. The ASLR issued the PRC Mining Rights License for the Group 14 Quarry (the "Group 14 Mining Rights") on August 29, 1998 to West Jiangjia Village (a legal collective organization). On January 10, 2003, one of the stockholders of Laizhou China signed a mining rights lease contract with the Villager Committee of West Jiangjia Village and purchased the Group 14 Mining Rights for $845,000 (7,000,000 Yuan). On March 3, 2003, that stockholder assigned the Group 14 Mining Rights to Laizhou China for a payment of $845,000 (7,000,000 Yuan), the same amount that the stockholder originally paid for the rights. The Group 14 Quarry was in full operation on April 1, 2004.

Mining Equipment

Laizhou China has two thirty three ton excavators, one twenty ton excavator, one front end loader, 60 mining drills, three large generators and six air compressors, vehicles, tools and 11 buildings for processing, selling and managing the operations. During 2003 and 2004, Laizhou China contracted with outside vendors for all other trucking services.

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

Customers

In 2004, approximately 23% of Laizhou China's revenue came from Chinese government projects, approximately 10% came from commercial pavers, approximately 14% came from commercial cladding, and the remainder came from other projects. In 2004, the granite products of Laizhou China were sold in the following markets: (i) the local Chinese region (Beijing) 5.2%; (ii) exports to Korea 30%; and (iii) 62.8% to other regions in China.

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

Granite Production and Prices

In 2004, Group 14 Quarry yielded approximately 9,410 cubic meters of granite blocks. The average size of the granite blocks was approximately three to four cubic meters. The average price for mined blocks is $78 per cubic meter based on a price range of $57 to $100, depending on the quality and demand for a particular stone color.

In 2004, No. 1 Quarry yielded approximately 6,993 cubic meters of granite blocks. The average size of the granite blocks was approximately three to four cubic meters. The average price for mined blocks is $154 per cubic meter based on a price range of $126 to $183, depending on the quality and demand for a particular stone color.

Reserves

According to Industry Guide 7 ("Industry Guide 7") promulgated by the SEC pursuant to the Securities Act of 1933, as amended, a "reserve" is defined as "[t]hat part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." Further, Industry Guide 7 defines two types of reserves, "proven (measured) reserves" and "probable (indicated) reserves." Our determination of our reserves, proven and probable, is based solely upon a report from an Italian consulting geologist hired by us to evaluate our quarrying operations. This geologist based his report solely upon visual inspection and rough measurements. We have not engaged in any topographic mapping, site surveys or sample analysis in order to determine our reserves. Based solely upon this geologist's visual determinations that Group 14 Quarry is approximately 12 hectares and that the upper outcrops of granite extend at least 150 meters above the base of the valley, we believe that Group 14 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. Based solely upon this geologist's visual determinations that No. 1 Group Quarry is approximately 15 hectares and that the upper outcrops of granite extend at least 130 meters above the base of the valley, we believe that Group 1 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. Currently, we are assessing whether we will refine the estimate of our reserves with any surveys, geologic mapping, professional consultants, sampling, geologic mapping or topographic reconciliations.

Employees

As of December 31, 2004, our parent company, China Granite, had no employees other than officers. As of December 31, 2004, Laizhou China has 110 employees. Of those, 60 are in mining, 30 are in the processing yard, and 20 are in sales and administration. Laizhou China expects to hire approximately 20 additional mining employees in 2005. We also retain consultants on a contract basis to meet internal corporate needs and develop business. We believe that relations with employees are good. None of our employees belong to any unions or organized labor groups.

CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS OF OPERATIONS

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this Annual Report and other of our filings with the Securities and Exchange Commission. These cautionary statements are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies such as us. Like other businesses, we are susceptible to macroeconomic downturns in the PRC and other economies that may affect the general economic climate and performance of our customers or us. Similarly, the price of our securities is subject to volatility due to fluctuations in general market conditions, differences in results of operations from estimates and projections generated by the investment community and other factors beyond our control.

RISKS RELATING TO OUR OPERATIONS:

WE MAY NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for six months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of six months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

OUR RESERVES ESTIMATES ARE BASED ON VISUAL OBSERVATIONS ONLY AND MAY BE INCORRECT.

In March 2004 we hired an Italian consulting geologist, Giacomo Porro, to survey our quarries. The purpose of Mr. Porro's work was to assist us with our operations and provide advice on increasing productivity and efficiency. Mr. Porro did not perform any topographic mapping, sample analysis or test work on our quarries in order to make his recommendations and his estimations of our reserves. The imprecise nature of Mr. Porro's work and the lack of detailed studies performed on our quarries may diminish the quality of any volumetric estimates.

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

Although the Chinese government owns the majority of productive assets in China, including mines and quarrying sites, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;
•	The Chinese government will continue its pursuit of economic reform policies;
•	The economic policies, even if pursued, will be successful;
•	Economic policies will not be significantly altered from time to time; and
•	Business operations in China will not become subject to the risk of nationalization.

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

OUR MINING RIGHTS ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL.

Our mining rights are subject to renewals by the relevant governmental authority. We are awaiting final approval of its mining rights to the Group 14 Quarry. Despite our having received written confirmation from the governmental authority, there is no guarantee that we will be granted the renewals.

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

The value of the Renminbi against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars generally has been stable. Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi. Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi. Our results may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

RISKS RELATED TO THE GRANITE MINING INDUSTRY:

WE OPERATE IN A SPECIALIZED INDUSTRY THAT REQUIRES MODERN FACILITIES AND EQUIPMENT.

We operate in business segments that require the use of specialized facilities and technology. We currently rely on older equipment, such as drills, excavators and loaders, and facilities to process the raw granite blocks to maintain our production level. There is no guarantee that we will be able to upgrade our equipment, facilities and technology to increase production and make operations more efficient.

OUR CASH FLOW DEPENDS HEAVILY ON THE MARKET PRICE FOR GRANITE.

The cash flow and profitability of our current operations are significantly affected by the market price of granite that is affected by numerous factors beyond our control. Specifically, the prices for granite slabs and cladding depend heavily on the type and amount of commercial and residential construction in the PRC.

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

ENVIRONMENTAL AND GOVERNMENTAL REGULATIONS.

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

We believe that our operations and facilities, both owned and leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 14 of this Form 10-KSB. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

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

Quarter Ended	High	Low
2004
4th Quarter	$2.40	$1.25
3rd Quarter	$3.85	$1.50
2nd Quarter	$6.25	$3.50
1st Quarter	$5.35	$3.30
2003
4th Quarter	$3.30	$0.70
3rd Quarter	$1.01	$0.75
2nd Quarter	$1.03	$0.30
1st Quarter	$1.05	$0.40

As of December 31, 2004, the shareholders' list for our common stock showed 49 registered shareholders of record and 14,498,000 common shares issued and outstanding. We believe that there are approximately 500 beneficial holders of our common stock. On December 31, 2004, the closing price of our common stock on the OTCBB was $1.38.

Dividend Policy

We have never declared a dividend on our common stock. We have not paid, nor declared, any dividends since our inception and we do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

On February 4, 2004, we adopted the 2004 Stock Option Plan (the "Plan"). Under the Plan, One Million Four Hundred Thousand (1,400,000) shares of our common stock are reserved for issuance to selected officers and key employees. The purpose of the Plan is to encourage selected officers and key employees to accept or continue employment with us or our Affiliates; and increase the interest of selected officers, directors, key employees and consultants in our welfare through participation in the growth in value of our common stock. As of December 31, 2004, there are no outstanding options.

Recent Sales of Unregistered Securities

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

In December 2003, we completed the December Placement, selling an aggregate of 550,000 shares of our restricted common stock for $1.00 per share. Mr. Takkas purchased 50,000 of these shares and Stephen Spoonamore, at the time our director and Secretary, purchased 30,000 of these shares. The December Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the December Placement.

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

On October 6, 2004, we completed the sale of a $650,000 8% Senior Secured Promissory Note to institutional and accredited investors pursuant to a Secured Promissory Note Purchase Agreement (the "Senior Purchase Agreement") (the “October Placement”). Under the Senior Purchase Agreement, we issued a Secured Convertible Promissory Note (the "Senior Convertible Note") in the aggregate principal amount of $650,000, convertible into our Common Stock at the option of the investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. We must make quarterly interest-only payments of $13,000 to the investors until the Senior Convertible Note is either paid in full or is converted into our common stock. Under the Senior Purchase Agreement, we also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of our Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009. Our obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of our assets pursuant to a general security agreement between us and the investors. In addition, pursuant to a registration rights agreement between us and the investors, we have agreed to file a registration statement with the Securities and Exchange Commission ("SEC")covering the resale of the subject shares of our common stock underlying the Senior Convertible Note and the Warrant. We are currently in default of the Senior Purchase Agreement, Secured Convertible Note and Warrant, for among other things, not making payments on the note and not having registered the underlying securities.  The Senior Convertible Note and the Warrant were issued to accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder. Duncan Capital LLC served as placement agent for the transaction. The purchasers had access to all relevant information necessary to evaluate the investment, and represented to us that the securities were being acquired for investment purposes.

The Securities and Exchange Commission is still in the process of reviewing our Form 10-KSB for year ended December 31, 2003 and the financial statements we filed on Form 8-K on April 19, 2004. We anticipate there will be further amendments to our 2003 Form 10-KSB and financial statements we filed on Form 8-K on April 19, 2004.

Item 6.    Management Discussion and Analysis or Plan of Operation

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS PROSPECTUS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED ABOVE UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED OUR RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

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

In 2004, we focused on the business operations of Laizhou China and making inquiries regarding the acquisition of other granite mining properties in the PRC. As a result of the acquisition of Laizhou, we no longer pursued the Brazil Project and sold our interest in CPL Arbor on December 31, 2004. In the interest of continuing the project until such time a buyer could be found, two of our directors, Messrs. Chen and Takkas, lent us further funds during the fourth quarter of 2004, totaling $170,000, specifically for use on this real estate development project. On December 31, 2004, we entered into an agreement with a consortium, that included the two directors, to sell our interest in CPL Arbor. Under the agreement the buyer has accepted the interest in CPL Arbor and the responsibility to repay the notes totaling $595,000 set off against notes payable by us to our two directors, Messrs. Chen and Takkas, totaling $170,000 requiring a net payment to us of $425,000. $25,000 was paid on execution of the agreement and $200,000 was paid on March 31st, 2005, with the balance of $200,000 due on June 30th, 2005. The two directors have personally guaranteed these payments.

In 2004, we completed the site surveys needed to install modern extraction equipment at our two quarries, No. 1 Quarry and Group 14 Quarry. While the newer equipment (i) increased the rate of extraction of granite blocks for slabs and tiles, (ii) improved both the regularity of the stone and the sizes of stone that we are able to process and sell, it did not improve productivity to the extent we believed that it would.

During 2004, we added equipment to each mine in addition to reconfiguring how the property is mined. Examples of equipment we purchased at the Group 14 Quarry include: a 30-ton loader, a 33-ton excavator, a 30-ton off road dump truck, 16 manual rock drills and a horizontal rock drill. Examples of the type of equipment planned for purchase at No. 1 Quarry includes: a 30-ton loader, a 33-ton excavator, 16 manual rock drills, a horizontal rock drill, and a diamond wire cutting system.

Our operations prior to February 5, 2004, were the operations of Arbor, Inc. which had no active business. Since Laizhou China has been treated as the accounting acquirer, the following financial information for the year ended December 31, 2003 is the historical financial information of Laizhou China since it was formed in January 9, 2003. Financial information for the year ended December 31, 2004 is the historical financial information of Arbor and Laizhou China combined.

As discussed in Note 17, the financial statements for the year ended December 31, 2003 have been restated to give effect to a change in accounting for deferred stripping costs and amortization of mineral interests.

Results of Operation for the year ended December 31, 2004 and the period ended December 31, 2003.

Revenues:

Total revenues for the year ended December 31, 2004, were $2,387,582 compared to $3,050,183 for the period ended December 31, 2003.

Revenues from granite mining operations for the year ended December 31, 2004, were approximately $1,700,000 compared to approximately $2,443,000 for the year ended December 31, 2003 year. The decrease of approximately $740,000 was primarily due to the lack and delay of orders during the year. This was to a great extent caused by the conditions imposed by the PRC on the banking community in China, to slow down the economic growth rate, which in turn effected the funding available to our prospective clients. Our clients therefore delayed orders until such time as funding was assured. There was also a general slowdown for a period due in part to the restructuring and design of our quarry operations in an attempt to be more productive in the future. The arrival of our new drilling equipment in September 2004 has also not improved productivity to the extent that we would have liked due to the fuel and efficiency costs involved.

Revenues from processing operations increased to approximately $688,000 for the year ended December 31, 2004, from approximately $607,000 for the period ended December 31, 2003. This increase is due to the increase in orders for processed granite. While the large majority of orders processed to date have been for the PRC domestic market we currently are reviewing a plan of constructing a new processing plant to target the processing of granite for export.

There was no other income for the year ended December 31, 2004 compared to income of $483 for the period in 2003. Interest originally accrued on the loan to CPL Arbor in Brazil was written off on the sale of the project.

General and Administrative Expenses:

General and administrative expenses for the year ended December 31, 2004 were $1,135,188 compared to approximately $161,780 for the period ended December 31, 2003. The majority of the increase is due to professional fees in connection with the audit, reporting and completion of the reorganization between Laizhou and Arbor in February 2004, the introduction of international professional staff and consulting and advisory services which alone cost approximately $202,000 and funding costs of approximately $100,000 for the debenture raised in October 2004. A large number of the reorganization expenses are not considered to be of a reoccurring nature, but we do expect our professional fees for legal and accounting services to continue to be higher than Laizhou China’s were for fiscal year 2003 due to the costs of being a publicly traded company. For the year ended December 31, 2004 we spent $0 on obtaining permits for our mines compared to $30,193 for the year ended December 31, 2003.

Net Profit:

As a result of the foregoing factors, and $506,000 allocated to our statement of operations for the conversion premium on convertible debt and warrants issued by us during the year, our net loss for the year ended December 31, 2004, totaled $143,441 compared to a profit of $1,452,342 for the period ended December 31, 2003. Our loss per share for the year ended December 31, 2004 is $0.01 compared to earnings of $0.29 for the period ended December 31, 2003. Such loss was primarily due to an increase in expenses in 2004 and the conversion premium on the convertible debt.

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

On October 6, 2004, we completed the sale of a $650,000 8% Senior Secured Promissory Note to institutional and accredited investors pursuant to a Secured Promissory Note Purchase Agreement (the "Senior Purchase Agreement") (the “October Placement”). Under the Senior Purchase Agreement, we issued a Secured Convertible Promissory Note (the "Senior Convertible Note") in the aggregate principal amount of $650,000, convertible into our Common Stock at the option of the investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. We must make quarterly interest-only payments of $13,000 to the investors until the Senior Convertible Note is either paid in full or is converted into our common stock. Under the Senior Purchase Agreement, we also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of our Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009. Our obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of our assets pursuant to a general security agreement between us and the investors. In addition, pursuant to a registration rights agreement between us and the investors, we have agreed to file a registration statement with the Securities and Exchange Commission ("SEC")covering the resale of the subject shares of our common stock underlying the Senior Convertible Note and the Warrant. We are currently in default of the Senior Purchase Agreement, Secured Convertible Note and Warrant, for among other things, not making payments on the note and not having registered the underlying securities. The Senior Convertible Note and the Warrant were issued to accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder. Duncan Capital LLC served as placement agent for the transaction. The purchasers had access to all relevant information necessary to evaluate the investment, and represented to us that the securities were being acquired for investment purposes.

We estimate that after giving effect to the November, December, April and October Placements, the current capital reserves that result will allow us to operate for at least six months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

For the next six months we expect the primary sources of liquidity to be funds generated by operations, cash on hand and possible private placements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to our Financial Statements describes the significant accounting policies used in the preparation of our financial statements..

Item 7.    Financial Statements

Our Financial Statements can be found immediately following Item 14 below.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 15, 2004, Braverman and Company (“Braverman”) was dismissed as our principal accountant. Braverman did not audit or review any of our financial statements for the fiscal year 2004. Prior to their dismissal, there were no disagreements with Braverman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Braverman would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(iv) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-B").

Effective October 4, 2004, Moores Rowland and Mazars. ("Moores") was dismissed as our principal accountant. Moores did not audit or review any of our financial statements. Prior to their dismissal, there were no disagreements with Moores on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Moores would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(iv) of Regulation S-B .

Effective on October 5, 2005, we engaged Rotenburg and Co. to audit our financial statements. During our most recent fiscal year, and the subsequent period prior to such appointment, we have not consulted the newly engaged accountant regarding the application of accounting principals to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

Our Board of Directors approved the aforementioned changes in accountants described herein.

Item 8A.   Controls and Procedures

On December 31, 2004, our management concluded our evaluation of the effectiveness of our disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The following table sets forth the names of all of our current directors and executive officers as of December 31, 2004. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position
Dong Chen	44	President and Director
Juan Chen (1)	50
Piguo Man	45	Manager and Director
Maria C. Maz	36	Treasurer
Michael Miller	50	Vice-President of Investor Relations
Costas Takkas	48	Chief Financial Officer and Director
Stephen Spoonamore (2)	40	Director

Note:  (1) Juan Chen resigned as Chief Financial Officer, Secretary and Director effective October 2, 2004.
(2) Stephen Spoonamore resigned as Director on January 19, 2005.

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

Juan Chen: Ms. Chen was our Vice General Manager, Chief Financial Officer, Secretary and a member of the Board of Directors since the reorganization on February 5, 2004 until her resignation effective October 2, 2004. Prior to the reorganization, from March 2003 until joining us, Ms. Chen served as the General Manager of Laizhou Jia Sheng Stone Company. From January 2002 until February 2003, Ms. Chen was the Director of Operations of Yanbian Airblower Factory. From June 2000 until December 2001, she served as the Head of Mining at Jilin Huadian City San Dao Ling Gold Mine in Jilin, China. From 1998 until May 2000, Ms. Chen was the General Manager of Jilin Ocean Hotel in Jilin, China. Ms. Chen is the sister of Dong Chen, our President and a Director.

Piguo Man: Mr. Man has been our Manager since the reorganization on February 5, 2004. Mr. Man is also one of our Directors. Prior to the reorganization, from March 2003 until joining us, Mr. Man was Vice General Manager of Laizhou Jia Sheng Stone Company. From November 2002 until February 2003, Mr. Man served as the General Manager of the Laizhou Science and Technology Bureau, which consulted with agriculture and stone processing companies. From August 1998 until October 2002, Mr. Man served as the General Manager of the Laizhou Science and Technology Development Company.

Camilla Maz: Ms. Maz was appointed as Treasurer in October 2003. Prior to this position, Ms. Maz worked for the past five years in the financial services industry as an assistant and advisor for multiple small and medium size companies in the United States and Canada through her consulting company Prosper Financial Inc. In 1993, Ms. Maz played an important role in the financing, bid preparation to the Colombian government and subsequent implementation of cellular communications, in the northern region of Columbia; Ms. Maz has also been founder, owner and operator of several companies in South America. Ms. Maz holds a Bachelors Degree in Business Administration (BBA) with emphasis in Finance from Universidad de Los Andes, Bogota, Colombia. Ms. Maz is the sister-in-law of Michael Miller, our Vice-President of Investor Relations.

Michael Miller: Mr. Miller has served as our Vice President of Investor Relations since October 2003. Since January 2000, Mr. Miller has been the President and 50% shareholder of Candide Investments Ltd. which has offered consulting services to a number of public companies, assisting them with corporate restructuring, mergers and acquisitions, raising capital and investor relations. From 1997 to 1999, Mr. Miller was an account executive with Canaccord Capital Corp. Mr. Miller is the brother-in-law of Camilla Maz, our Treasurer.

Costas Takkas: Mr. Takkas has served as a member of our Board of Directors since October 2002. Since October 2, 2004 he has also served as our Chief Financial Officer. He served as a director of the following Toronto Stock Exchange Venture Exchange (formerly the "VSE") companies: Serena Resources Ltd. (now named Capstone Gold Ltd.) (1998-2001) and Emerald Mining Corp. (1998-1999). He was also a director of Ourominas Minerals Inc. (1996-1997, now named Thistle Mining Ltd.) which is listed on the Toronto Stock Exchange. Mr. Takkas has been a member of the Institute of Chartered Accountants in England & Wales since 1982. He graduated with a B.Sc. (Honors) and Associate to the Royal College of Science in Physics from the Imperial College of Science and Technology, University of London in 1978.

Stephen Spoonamore: Mr. Spoonamore served as a member of our Board of Directors from March 2003 until his resignation on January 19, 2005. Since September 2003 he has served as the Director of Strategic Relationships for SendWordNow Inc., a firm that provides high-speed, high-volume disaster recovery communications. In January 2001, he founded and currently acts as the CEO of DVDojo that provides digital videodisc shooting, editing and production training and equipment in New York City. In January 1999 he co-founded RSW Management, a construction management firm that he sold later in 1999. In 1997 he founded CPR-Group that provided studio and show design services until its sale in 2002.

Family Relationships

Other than as set forth above, there are no familial relationships between members of our Board of Directors or our executive officers.

Involvement in Certain Legal Proceedings

Mr. Robert Miller, our former Treasurer and Vice President of Investor Relations, the husband of Camilla Maz, our Treasurer and the brother of Michael Miller, our Vice President of Investor Relations, was a director of Nanovation Technologies Inc. ("Nanovation") from 1996 to 1999. Nanovation made switches and circuits for fiber optics networks and it filed for Chapter 11 bankruptcy protection in July 2001.

Committees of the Board of Directors

Our Audit Committee is chaired by Costas Takkas. Dong Chen serves as the other members of the Audit Committee. The Audit Committee oversees our financial reporting processes and is responsible for reviewing our financial condition. The Audit Committee did not meet in 2004 since we were primarily focused on searching for new business opportunities.

Audit Committee Financial Expert

Our Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee, namely Costas Takkas. Mr. Takkas would not be considered independent, as that term is defined by the NASD because he was one of our officers within the past three years. Under the applicable Securities and Exchange Commission standard, an audit committee financial expert means a person who has the following attributes:
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

Compensation Committee

Our Compensation Committee is chaired by Mr. Costas Takkas. Costas Takkas and Piguo Man serve as the other members of the Compensation Committee. The Compensation Committee oversees the compensation of our executive officers and directors. Our Compensation Committee did not meet in 2004 since we were primarily focused on searching for new business opportunities and did not have operations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of the our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. Based on a review of the our records, management believes that all filing requirements applicable to the our officers, directors and holders of more than 10% of our common stock were complied with during the 2004 fiscal year, except that: with respect to Mr. Chen, a Form 3 was filed late; with respect to Ms. Chen, a Form 3 was filed late; with respect to Mr. Miller, a Form 3 was filed late; with respect to Ms. Maz a Form 3 was filed late, with respect to Mr. Stephen Spoonamore a Form 3 was filed late, and; with respect to Mr. Costas Takkas a Form 4 was filed late concerning the purchase of shares.

Code of Ethics

We do not yet have a Code of Ethics. Due to the recent completion of the reorganization with Laizhou, the Board of Directors had decided to postpone the adoption of a code of ethics until we are able to focus our business plan and develop a greater infrastructure. Once we have adopted a Code of Ethics, a copy may be obtained by sending a written request to the Secretary of Company.

Item 10.   Executive Compensation

EXECUTIVE COMPENSATION SUMMARY

The following table provides compensation information for the period indicated with respect to the persons who served as our President for the years ended December 31, 2004, 2003 and 2002, and all other of our executive officers receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2004, 2003 and 2002 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Under-lying Options/ SarS(#)	LTIP Payouts ($)	All Other Compensation ($)
Dong Chen (1)	2004	0	0	$ 24,000	0	0	0	0
President	2003	0	0	0	0	0	0	0

Juan Chen (2)	2004	0	0	$ 4,000	0	0	0	0
CFO	2003	0	0	0	0	0	0	0

Costas Takkas (3)	2004	0	0	0	0	0	0	0
CEO & President	2003	0	0	$ 18,000	0	0	0	0
	2002	0	0	0	0	0	0	0

Stephen Spoonamore (4)	2004	0	0	0	0	0	0	0
CFO & Secretary	2003	0	0	$ 27,000	0	0	0	0

Robert Miller (5)	2004	0	0	0	0	0	0	0
Treasurer & VP Investor Relations	2003	0	0	0	0	0	0	0

Camilla Maz (6)	2004	0	0	$ 36,000	0	0	0	0
Treasurer	2003	0	0	$ 36,000	0	0	0	0

Michael Miller (7)	2004	0	0	0	0	0	0	0
VP Investor Relations	2003	0	0	0	0	0	0	0

Joginder Brar (8)	2003	0	0	0	0	0	0	0
CEO & President	2002	0	0	0	0	0	0	0

(1)  Effective February 4, 2004 pursuant to the reorganization with Laizhou, Mr. Chen's salary is $2,000 per month.

(2)  Effective February 4, 2004 pursuant to the reorganization with Laizhou, Ms. Chen's salary was $500 per month until she resigned effective October 2, 2004.
(3)  Mr. Takkas was our President, Chief Executive Officer and Director from October 2002 until February 5, 2004 when he resigned as an officer but remained as a Director. Effective October 2, 2004 Mr. Takkas was hired as our Chief Financial Officer. Prior to the reorganization with Laizhou, Mr. Takkas was paid $3,000 per month pursuant to a consulting agreement under which he provided management services to us.
(4)  Mr. Spoonamore was our Chief Financial Officer, Secretary and director from March 2003 until February 5, 2004 when he resigned as an officer but remained as a director until January 19, 2005. Prior to the reorganization with Laizhou, Mr. Spoonamore was paid $3,000 per month pursuant to a consulting agreement under which he provided management services to us.
(5)  Mr. Robert Miller was our Treasurer and Vice President of Investor Relations from March 2003 until October 2003.
(6)  Ms. Maz was appointed Treasurer in October 2003.
(7)  Mr. Michael Miller was appointed Vice President of Investor Relations in October 2003.
(8)  Mr. Brar resigned as our President and a Director in March 2003.
(9)  The total value of the services rendered by Mr. Brar was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.

Stock Options/SAR Grants

During 2004, we issued options to purchase 960,000 shares of our common stock to certain directors, officers and employees. The parties later terminated such options.

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

Director Compensation

No cash compensation was paid to any of our directors for services as a director during the fiscal year ended December 31, 2004. We have no standard arrangement pursuant to which our Board of Directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 31, 2004 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares, (ii) each of our directors, (iii) the Named Executive Officers named in the "Executive Compensation" section of this Annual Report and (iv) all current directors and executive officers as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	SHARES BENEFICIALLY OWNED	% OF CLASS OWNED

Dong Chen	698,396	4.82%

Juan Chen	667,268	4.60%

Piguo Man	403,074	2.78%

Costas Takkas	452,000	3.11%

Stephen Spoonamore	115,000	**

Camilla Maz	40,450	**

Michael Miller	30,000	**

Officers and directors as a group (seven persons)	2,406,188	16.60%

(1)	Unless otherwise stated, the address of all persons in the table is c/o China Granite Corporation, 2642 Collins Avenue, Suite 305, Miami Beach, Florida 33140.

**	Indicates less than 1%

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2004 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated, the address for each of the individuals listed in the table is care of China Granite Corporation., 2642 Collins Avenue, Suite 305, Miami Beach, Florida 33140. Unless otherwise indicated by footnote, the persons named in the table have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Percentage of beneficial ownership is based on 14,498,000 shares of our common stock outstanding as of December 31, 2004.

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

On December 31, 2004, Mr. Takkas and Mr. Chen were part of the consortium which purchased our interests of CPL Arbor in the Brazil Project.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

4.2*	Form of Subscription Agreement

10.3*	Consulting Agreement

10.4*	Stockholder Transfer Agreement

10.5**	Secured Promissory Note Purchase Agreement dated October 6, 2004

10.6**	8% Senior Secured Promissory Note dated October 6, 2004

10.7**	Warrant Agreement dated October 6, 2004

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

* previously filed
** to be filed at a later date

(b) Reports of Form 8-K

On October 12, 2004 we filed a current report on Form 8-K to announce the October Placement.

On October 14, 2004 we filed a current report on Form 8-K to announce a change in auditors.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed us for professional services by Braverman and Company (2003 to July 14, 2004), Moores Rowland Mazars (from July 15, 2004 until October 4, 2004) and Rotenburg and Co. our independent auditor, for fiscal years 2004 and 2003:
	FISCAL 2004	FISCAL 2003

Audit Fees	$119,985	$8,247

Audit-Related Fees	$0	$0

Tax Fees	$750	$750

All Other Fees	$0	$0

Total	$120,735	$8,997

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2004 and 2003, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2004 and 2003, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

The Audit Committee considered the compatibility of the non-audit-related services performed by and fees paid to Braverman and Company in 2003 and to (i) Braverman and Company, (ii) Moores Rowland Mazars, and (iii) Rotenburg and Co. in the proposed non-audit-related services and proposed fees for 2004 and determined that such services and fees are compatible with the independence of such auditors. During 2004, Braverman and Company, Moores Rowland Mazars, Rotenburg and CoBraverm and us did not utilize any leased personnel in connection with the audits.

SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Granite Corporation

/s/ Dong Chen,
President and CEO/Director

April 14, 2005

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dong Chen	President and Director	April 14, 2005
Dong Chen

/s/ Costas Takkas	Chief Financial Officer	April 14, 2005
Costas Takkas	and Director

/s/ Piguo Man	Director	April 14, 2005
Piguo Man

Report of Independent Accountants

To the Stockholders and the Board of Directors of

China Granite Corporation

We have audited the accompanying consolidated balance sheets of China Granite Corporation (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  The financial statements for the year ended December 31, 2003 were audited by other advisors whose report dated March 25, 2004 expressed an unqualified opinion on those financial statements.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Public Company Accounting Oversight Board Standards (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and the results of their operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17, the financial statements for the year ended December 31, 2003 have been restated to give effect to a change in accounting for deferred stripping costs and amortization of mineral interests.

/s/Rotenberg & Co. LLP

March 16, 2005
Rochester, New York

China Granite Corporation

Consolidated Balance Sheets

Expressed in US$
	As of December 31,
ASSETS	2004	2003

Current assets
Cash and cash equivalents	117,893	41,715
Accounts receivable, net	489,547	242,813
Notes Receivable (Note 12)	400,000	—
Inventories (Note 3)	173,416	114,408
Deposits, prepayments and other receivables	572,892	1,196

Total current assets	1,753,748	400,132

Plant and equipment, net (Note 4)	4,391,014	2,658,253
Mineral interests, net (Note 5)	1,452,464	1,503,622
Deferred stripping costs, net (Note 6)	1,163,525	927,194

Total assets	8,760,751	5,489,201

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accruals and other payables (Note 7)	245,310	119,477
Business and resource tax and government surcharges payable	1,098	199,599
Due to a shareholder (Note 12)	178,142	90,580
Due to a director (Note 12)	—	120,773
Income tax payable	940,403	715,333

Total current liabilities	1,364,953	1,245,762
Long term liabilities
Secured Senior Promissory Note (Note 8)	650,000	—
Total long term liabilities	650,000	—
Total liabilities	2,014,953	1,245,762
Stockholders’ equity
Common Stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 and 5,000,000 issued and outstanding at December 31, 2004 and 2003 respectively	14,498	603,865
Additional paid-in capital	5,425,019	2,187,199
Dedicated reserves	348,084	211,247
Currency translation adjustment	(2,620)	(767)
Retained earnings	960,817	1,241,095

Total stockholders’ equity	6,745,798	4,243,439

Total liabilities and stockholders’ equity	8,760,751	5,489,201

China Granite Corporation

Consolidated Statement of Operations

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Net sales	2,387,582	3,050,183
Cost of sales	(873,565)	(721,211)

Gross profit	1,514,017	2,328,972
Conversion premium on convertible debt and warrants	(506,000)
Selling, general and administrative expenses	(1,135,188)	(161,780)

Operating loss	(127,171)	2,167,192

Other (loss) or income:
Interest (expense) or income	(16,270)	483

Income before income taxes	(143,441)	2,167,675

Provision for income taxes (Note 9)	—	(715,333)

Net loss	(143,441)	1,452,342

Basic and diluted earnings per share	—	0.29

Weighted average number of shares outstanding - basic	13,481,366	5,000,000

Weighted average number of shares outstanding - diluted	13,672,880	5,000,000

China Granite Corporation

Statement of Stockholders' Equity

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency Translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	—	—	—	—	—	—	—
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999				2,791,864
Net income for the period to December 31, 2003	—	—	—	—	(767)	1,452,342	1,451,575
Transfer	—	—	—	211,247	—	(211,247)	—

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241.095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	—	—	—	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	—	—	—	1,495,000
Conversion premium on convertible debt and warrants	—	—	506,000	—	—	—	506,000
Net loss for the year to December 31, 2004	—	—	—	—	(1,853)	(143,441)	(145,294)
Transfer	—	—	—	136,837	—	(136,837)	—

Balances, December 31, 2004	14,498,000	14,498	5,425,019	348,084	(2,620)	960,817	6,745,798

China Granite Corporation

Statements of Cash Flow

	For the year to December 31, 2004 and the Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Cash flows from operating activities
Net loss	(143,441)	1,452,342
Adjustments to reconcile net loss to net cash provided by operating activities:
Conversion premium on convertible debt and warrants	506,000	—
Depreciation of plant and equipment	240,607	117,818
Amortization of mineral interests	51,158	66,426
Amortization of deferred stripping costs	39,031	38,990
Changes in operating assets and liabilities:
Accounts receivable	(246,734)	(242,813)
Deposits, prepayments and other receivables	(571,696)	(1,196)
Inventories	(59,008)	202,765
Deferred stripping costs	(275,362)	(966,184)
Accruals and other payables	125,833	119,477
Business and resource tax and government surcharge payable	(198,501)	199,599
Income taxes payable	225,070	715,333

Net cash provided by operating activities	(307,043)	1,702,557

Cash flows from investing activities
Acquisition of plant and equipment	(1,973,368)	(1,630,650)
Acquisition of mineral interests	—	(845,410)
Assets received in recapitalization of the Company	646,653	—

Net cash used in investing activities	(1,326,715)	(2,476,060)

Cash flows from financing activities
Net proceeds from issuance of registered capital	1,495,000	603,865
Net (Repayment)/Advance from a shareholder	87,562	90,580
Notes Payable/Receivable	250,000	—
(Repayment)/Advance from a director	(120,773)	120,773

Net cash provided by financing activities	1,711,789	815,218

Currency translation adjustment	(1,853)	—

Cash at beginning of period	41,715	—

Net increase in cash and cash equivalents	76,178	41,715

Cash and cash equivalents, end of period	117,893	41,715

Non-cash investing and financing activities:
Common stock issued in exchange for plant and equipment	—	1,145,421
Common stock issued in exchange for Inventories	—	317,173
Common stock issued in exchange for mineral interest	—	724,638

Supplementary Information
Income taxes paid	—	—
Interest paid	—	—

China Granite Corporation

Notes to and forming part of the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

China Granite Corporation, formerly known as Arbor Inc. a United States Corporation, acquired 100% of the shares of Laizhou Bay in a restricted share exchange. In this transaction China Granite received all of the shares of Laizhou Bay and issued treasury shares to the shareholders of Laizhou Bay. As a result of the transaction, China Granite Corporation was effectively established in February 2004.

China Granite (CGNT: OTCBB) was initially a company dedicated to the construction of concrete buildings, fencing and walls for major ranches, public parks, and government installations throughout North and South America. Currently, the Company only engages in granite operations.

Laizhou Bay, a holding company incorporated in the British Virgin Islands, owns 100% of Laizhou China a limited liability company organized under the laws of PRC on January 9, 2003. Most of the raw granites mined are sold to the domestic market. The Company also acquires other kinds of raw granite other than those from its own mines for further processing into slabs and tiles to meet specific orders for processed stone.

The Company now owns mineral interests of granite reserves in two locations in Laizhou City, Shandong Province. The Company also owns another mineral concession in the Laiyang district just to the East of Laizhou City.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements are presented in United States Dollars.

Principles of Consolidation

The Consolidated financial statements include the accounts of China Granite Corporation and its wholly owned subsidiary China Laizhou Bay Mining International Corporation, and Laizhou Jia Sheng Stone Company. All significant intercompany accounts have been eliminated.

Cash and cash equivalents
The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

China Granite Corporation

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leasehold Land, Plant and equipment and depreciation
Leasehold land is recorded at cost less accumulated amortization. Amortization is provided over the term of the land use right certificate on a straight-line basis. Leasehold land located in the PRC is subject to lease term specified in the land use right certificate granted by the governmental authority. An initial lump-sum payment is paid to the government to acquire the right to use the land over a specified period. During the lease term, the leasehold land is transferable. After the expiration of the lease term, the leasehold land is required to be returned to the government unless further renewal is made with the governmental authority.

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

China Granite Corporation

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral interests
Mineral interests represent acquired mineral rights for parcels of land not owned by the Company. These mineral interests are currently in the production stage which contains proven and probable reserves. Mineral interests are amortized using the units of production method over the terms of mineral rights, which are 20 and 30 years for the Company's two mineral interests. Units of production method of amortization is used because the production level may vary from period to period. In accordance with SFAS 151 we have applied waste factors of 60% and 50% respectively in determining the reserves from which the units of production were applied.

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

During the year ended December 31, 2004 and the period ended December 31, 2003, the Company capitalized all the stripping costs in the statement of operations as the company believed that that these costs can benefit the exploration and production of minerals in subsequent periods. Such costs amounted to US$275,362 in 2004 and US$966,184 in 2003, respectively. These stripping costs are amortized over their useful lives using units of production method, consistent with the method used in mineral interests amortization.

Reclamation and remediation costs
Estimated future reclamation and abandonment costs are based principally on legal and regulatory requirements and are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, "Accounting for Asset Retirement Obligations". At the balance sheet date, such costs have not been provided because the costs involved are insignificant under the current legal and regulatory requirements in the PRC.

China Granite Corporation

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company’s average cost of capital.

Net sales
The Company recognizes revenue when there is persuasive evidence of an agreement with customers, with a fixed fee that is collectible and when delivery has occurred.

Cost of sales
Costs classified as cost of sales relate to the mining of minerals and production of granite slabs and include such items as material cost, depreciation of fixed assets, amortization of mineral interests, direct labor costs and other production costs.

Income taxes
Income taxes are provided under the provisions of SFAS No. 109, which requires recognition of the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry-forwards under the liability method. Deferred tax assets and liabilities are measured using expected tax rates in effect for the period, in which those temporary differences, are expected to be recovered or settled.

Comprehensive income
The Company has adopted SFAS No. 130 “Reporting Comprehensive Income”, which requires the disclosure of comprehensive income, which includes net income (loss), unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income for the period only consisted of net income for the period.

Foreign currency translation
Transactions in currencies during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statement of operations.

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

China Granite Corporation

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which includes cash, accounts receivable and other payables, approximates their carrying values in the consolidated financial statements.

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities (common stock equivalents). Diluted earnings per share is the same as basic earnings per share for all of the periods presented as the effect of common stock equivalents resulting from the convertible notes and warrants were anti-dilutive.

Recent accounting pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements, but management does not expect that it will have a material effect.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”).

China Granite Corporation

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (continued)

SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements, but management does not expect that it will have a material effect.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company is currently evaluating the impact of SFAS 153 on its consolidated financial statements, but management does not expect that it will have a material effect.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements, but management does not expect that it will have a material effect.

3.	INVENTORIES

Inventories consisted of:

	As of December 31,
	2004	2003

Raw materials	72,240	82,882
Work-in-progress	18,323	19,109
Finished goods	82,853	12,417

	173,416	114,408

China Granite Corporation

Notes to and forming part of the Financial Statements

4.	PLANT AND EQUIPMENT, NET
Plant and equipment consisted of:
	As of December 31,
	2004	2003

Leasehold land	569,820	569,820
Buildings	749,874	708,316
Furniture and equipment	2,271,448	877,872
Motor vehicles	112,101	23,978
Construction-in-progress	1,001,399	596,085
Leasehold Improvements	44,797	—

Cost	4,749,439	2,776,071
Less: Accumulated depreciation	(358,425)	(117,818)

Plant and equipment, net	4,391,014	2,658,253

Depreciation expense amounted to US$240,607 for the year ended December 31, 2004 and US$117,818 for the period ended December 31, 2003.

5.	MINERAL INTERESTS, NET

Mineral interests represented:
	As of December 31,
	2004	2003

Gross carrying amount	1,570,048	1,570,048
Accumulated amortization	(117,584)	(66,425)

Net book value	1,452,464	1,503,623

All the mineral interests are in the production stage and amortization expense amounted to US$51,159 and $66,425 for the year ended December 31, 2004 and the period ended December 31, 2003, respectively.

6.	DEFERRED STRIPPING COSTS, NET

Deferred stripping costs represented:
	As of December 31,
	2004	2003

Gross carrying amount	1,241,546	966,184
Accumulated amortization	(78,021)	(38,990)

Net book value	1,163,525	927,194

China Granite Corporation

Notes to and forming part of the Financial Statements

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of:

	As of December 31,
	2004	2003

Wages and bonus	15,590	25,983
Accrued interest	13,000	0
Others	216,720	93,494

	245,310	119,477

8.	NOTE PAYABLE

On October 6, 2004, China Granite Corporation (the "Company") completed the sale of a $650,000 8% Senior Secured Promissory Note to institutional and accredited investors pursuant to a Secured Promissory Note Purchase Agreement (the "Senior Purchase Agreement").

Under the Senior Purchase Agreement, the Company issued a Secured Convertible Promissory Note (the "Senior Convertible Note") in the aggregate principal amount of $650,000, convertible into Common Stock of the Company at the option of the investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. The Company must make quarterly interest-only payments of $13,000 to the investors until the Senior Convertible Note is either paid in full or is converted into the Company's common stock. At December 31, 2004, $13,000 due for interest was accrued.

Under the Senior Purchase Agreement, the Company also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of the Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009.

The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of the Company's assets pursuant to a general security agreement between the Company and the investors. In addition, pursuant to a registration rights agreement between the Company and the investors, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of the Company's common stock underlying the Senior Convertible Note and the Warrant.

The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. Accordingly, $2,395,093 and $1,252,000 was recorded in 2000 and 1999, respectively, as a charge to conversion premium and a credit to additional paid-in capital in the accompanying financial statements.

9.	INCOME TAXES

The Company was subject to the PRC income tax at a rate of 33% in 2003.

9.	INCOME TAXES (CONTINUED)

China Granite Corporation

Notes to and forming part of the Financial Statements

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $715,000 may eventually be eliminated if pending approvals are finalized.
The reconciliation of the PRC income tax rate to the effective income tax rate based on income before income taxes is as follows:

Year to December 31, 2004 and the Period from January 9, 2003 (date of incorporation) to December 31, 2003
%

PRC income tax rate	33

Effective income tax rate	33

Deferred tax assets and liabilities have not been provided as there are no temporary differences existed during the period and at the balance sheet date.

10.	STOCKHOLDERS’ EQUITY

On incorporation, the shareholders of the Company contributed a total of Rmb5,000,000 (US$603,865) to the Company as registered capital. In addition to cash, the Company's shareholders also contributed Rmb18,110,284 (US$2,187,232) in value of fixed assets, inventories and mineral interest to the Company which is recorded as additional paid-in capital.

The Company's income is distributable to its shareholders after transfer to dedicated reserves as required under relevant PRC laws and regulations and the Company's Articles of Association. Dedicated reserves include statutory surplus reserve and statutory public welfare fund.

Statutory surplus reserve represents the appropriation of 10% of income after taxation calculated in accordance with PRC accounting standards and regulations and the Articles of Association of the Company. The appropriation may cease to apply if the balance of the statutory surplus reserve has reached 50% of the Company's registered capital. In addition, the Company's Articles of Association also allows the Company to transfer certain amounts of income after taxation and after appropriations to the statutory surplus reserve and statutory public welfare fund, subject to shareholders' approval, to a discretionary surplus reserve. According to the Company's Articles of Association, statutory surplus reserve can be used to make up prior year losses, to expand production operation or to increase registered capital.

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

11.	COMMITMENTS AND CONTINGENCIES

China Granite Corporation

Notes to and forming part of the Financial Statements

At the balance sheet date, the Company had capital expenditure commitments in respect of granite slabs production facilities contracted for, but not provided for, net of deposits paid, amounting to US$Nil in 2004 (2003 - US$274,155).

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

12.	RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

The Company has no retirement plan or post-employment benefits for its employees.

13.	RELATED PARTY TRANSACTIONS

During the period, the Company had the following transactions with related parties.

(1)	Brazil Project

In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from one of our Directors) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and China Granite in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPLArbor do Brasil Construtora Limitada ("CPLArbor"), which is owned in equal parts by CPL and the Company. An aggregate of $425,000 of the funds raised in the November Placement were committed to CPLArbor. During 2004 two of the Company’s Directors lent funds to the Company totaling $170,000 specifically for use by this project.

On December 31, 2004, the Company entered into an agreement with a consortium that included the two directors to sell its interest in the Brazil Project. Under the agreement the buyer has accepted the interest in the Brazilian corporation and the responsibility to repay the notes due there from totaling $595,000 set off against notes payable by China Granite to its two Directors totaling $170,000 requiring a net payment to China Granite of $425,000. $25,000 was paid on execution of the agreement and $200,000 is due on March 31st with the balance of $200,000 due on June 30th. The two directors have personally guaranteed these payments.

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

It has always been the intent (as disclosed in our filings) since the merger of Arbor Limited (now China Granite) and Laizhou Bay on February 5, 2004, to convert the interest in the Brazilian development project into working capital for its granite operations.

China Granite Corporation

Notes to and forming part of the Financial Statements

(2)	Other Related party transactions during the period are as follows:

During the period the Company entered into an Agreement to purchase two excavators for US$321,256 partly funded through a loan arrangement. Under the Laws of the PRC such a loan cannot be extended to a company and it was therefore adopted on behalf of the Company by one of its shareholders.

In 2003, a car was purchased by the Company for US$16,780, under a similar funding arrangement to that noted above. In this case another shareholder, who is also a director adopted the loan on behalf of the Company.

In 2003, the Company acquired a mineral interest from one of its shareholders at a consideration of Rmb7,000,000 (US$845,410), which was transferred at cost.

As disclosed in note 9, the shareholders contributed certain assets to the Company in addition to the registered capital. Included in such assets is a mineral interest acquired from one of the Company’s shareholders at a consideration of Rmb6,000,000 (US$724,638), which was transferred at cost.

In 2003, one of the Company’s bank accounts was in the name of one of its staff members, who held the bank account in trust for the Company. Settlement received from customers of the Company deposited into this bank account and payment for expenditures of the Company withdrawn from this bank account during the period amounted to Rmb23,780,260 (US$2,872,012). The Company had a bank account opened in the name of the staff member because it was much easier to deposit and withdraw funds for an individual than a corporation in the PRC. This bank account was closed in December 2003 and the Company now only uses its own bank account for funds deposits and withdrawals.

(3)	Balances with related parties are as follows:

	As of December 31,
	2004	2003

Due to shareholder A	172,405	0
Due to shareholder B	0	90,580

The amount due to shareholder A represents the unsettled balance of the acquisition of two excavators. In 2003 the balance due to shareholder B represents the amount due from the acquisition of a mineral interest from that shareholder.

China Granite Corporation

Notes to and forming part of the Financial Statements

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

(3)	Balances with related parties continued:

The Company has committed itself to making the payments due under the funding arrangement noted above. Nonetheless, the outstanding balance shown is unsecured, interest-free and has no fixed repayment terms.

	As of December 31,
	2004	2003

Due to director A	5,737	11,679
Due to director B	0	120,773

The amount due to director A, who is also a shareholder of the Company, represents the balance due on the purchase of a car. In 2003 another director B was owed for short-term financing to the Company for operating purposes.

The Company has committed itself to making the payments due under the funding arrangement noted above. Nonetheless, the outstanding balance shown is unsecured, interest-free and has no fixed repayment terms.

14.	SEGMENT INFORMATION

The Company adopted SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information”, in respect of its operating segments. The Company’s reportable segments are granite mining (sale of granite blocks) and production of granite slabs. The majority of the Company’s operating activities and customers are located in the PRC.

These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company’s segments. Segment information for the period are as follows:

China Granite Corporation

Notes to and forming part of the Financial Statements

14.	SEGMENT INFORMATION (CONTINUED)

(a)	Net sales:

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Granite mining	1,699,922	2,443,327
Production of granite slabs	687,660	606,856

	2,387,582	3,050,183

(b)	Net income / (loss):

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Granite mining	1,393,964	1,882,444
Production of granite slabs	127,299	132,974

	1,521,263	2,015,418

Reconciliation:
Net income for reportable segments	1,521,263	2,015,418
Others	(1,279,778)	—
Unallocated corporate income and expenses	(384,926)	(563,076)

	(143,411)	1,452,342

(c)	Assets:

	As of December 31,
	2004	2003

Granite mining	4,619,570	3,320,699
Production of granite slabs	2,077,443	1,020,586

	6,697,013	4,341,285

Reconciliation:
Total assets for reportable segments	6,697,013	4,341,285
Other corporate assets	2,063,738	1,147,916

	8,760,751	5,489,201

China Granite Corporation

Notes to and forming part of the Financial Statements

14.	SEGMENT INFORMATION (CONTINUED)

All of the Company’s identifiable assets are located in the PRC

(d)	Other items:

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003
Depreciation of fixed assets:
Granite mining	157,633	60,770
Production of granite slabs	35,541	26,208
Unallocated corporate assets	47,433	30,840

	240,607	117,818
Capital expenditures for fixed assets:
Granite mining	1,419,986	946,114
Production of granite slabs	438,519	694,112
Unallocated corporate assets	114,863	1,135,845

	1,973,368	2,776,071
Amortization of mineral interests:
Granite mining	56,950	71,891

(e)	Major customers

Major customers, for the period, which accounted for more than 10% of total revenues are as follows:

Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003

Granite mining	In 2004, no customers accounted for more than 10% of total revenues. In 2003, 2 customers accounted for 10% and 13% of total revenues, respectively

Production of granite slabs	In 2004, no customers accounted for more than 10% of total revenues. In 2003, 1 customer accounted for 12% of total revenues

China Granite Corporation

Notes to and forming part of the Financial Statements

15.	OPERATING RISK

(a)	Country risk

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economies.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(b)	Industry risk

The Company operates in business segments which requires the use of specialized facilities and technology. The Company relies heavily on such facilities and technology to maintain its production level. The cash flow and profitability of the Company’s current operations are significantly affected by the market price of granite which are affected by numerous factors beyond the Company’s control. As mentioned in Note 2 to the financial statements, the Company's mining rights are subject to renewals by the relevant governmental authority. Despite the fact that the Company has received written confirmation from the governmental authority, there is no guarantee that the Company will be granted the renewals.

(c)	Concentration of credit risk

As of December 31, 2004, two customers had accounts receivable balances representing 16.35% and 14.91% of total accounts balance receivable, respectively. At December 31, 2003, two customers had accounts receivable balances representing 85.55% and 14.44% of total accounts receivable balance, respectively. No other customers had an accounts receivable balance that exceeded 10% of the total accounts receivable balance.

The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

16.	STOCK OPTIONS

During the year the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The price per share for 840,000 shares was $4 per share and the balance of 120,000 shares was $5.20 per share. Subsequent to the 2004 year end, the Company cancelled all options issued.

17.	RESTATEMENT

The financial statements for the year ended December 31, 2003 have been restated to give effect to a change in amortization methods from the straight line method to the units of production method and to capitalize deferred stripping costs previously expensed. The effect on income and stockholders’ equity at December 31, 2003 is summarized as follows:

	Net Income	Stockholders’ Equity
As previously reported	$831,122	$3,622,219
Deferred stripping costs	927,194	927,194
Amortization of Mineral interests Income taxes	(305,974)	(305,974)
Restated	$1,452,342	$4,243,439

Exhibits

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

4.2*	Form of Subscription Agreement

10.3*	Consulting Agreement

10.4*	Stockholder Transfer Agreement

10.5**	Secured Promissory Note Purchase Agreement dated October 6, 2004

10.6**	8% Senior Secured Promissory Note dated October 6, 2004

10.7**	Warrant Agreement dated October 6, 2004

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

* previously filed
** to be filed at a later date