Form 10QSB
period 2005-03-31
CHINA GRANITE CORP
filed 2005-05-20
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to

Commission file number: 000-30516

CHINA GRANITE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	880448920
(State of Other Jurisdiction incorporation or organization)	(I.R.S. Employer I.D. No.)

2642 Collins Avenue, Suite 305, Miami, FL 33140
(Address of principal executive offices)

Issuer's telephone number (305) 534-1684

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 19, 2005 there were 14,498,000 shares of the issuer's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Financial Statements (unaudited)
Condensed Consolidated Balance Sheet as of March 31, 2005	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004	5

Condensed Consolidated Statements of Stockholders’ Equity for the one year period ended December 31, 2004 and the three months ended March 31, 2005	6

Notes to Condensed Consolidated Financial Statements	7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES..

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

EXHIBITS

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

	US$	US$
ASSETS	March 31, 2005	December 31,
	(unaudited)	2004 (audited)

Current assets
Cash and cash equivalents	86,073	117,893
Accounts receivable, net of $27,068 and $14,466 respectively	279,081	489,547
Note receivable	200,000	400,000
Inventories	178,485	173,416
Deposits, prepayments and other receivables	623,310	572,892

Total current assets	1,366,949	1,753,748

Plant and equipment, net	4,556,198	4,391,014
Mineral interests, net	1,445,254	1,452,464
Deferred stripping costs, net	1,166,193	1,163,525

Total assets	8,534,594	8,760,751

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accruals and other payables	232,715	245,310
Business and resource tax and government surcharges payable	202,716	1,098
Due to a shareholder	169,434	178,142
Due to a director	4,650	-
Income tax payable	723,090	940,403

Total current liabilities	1,332,605	1,364,953

Long Term Liabilities
Secured senior promissory note	650,000	650,000

Total long term liabilities	650,000	650,000

Stockholders’ equity
Common stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 issued and outstanding	14,498	14,498
Additional paid-in capital	5,425,019	5,425,019
Dedicated reserves	494,291	348,084
Currency translation adjustment	(5,768)	(2,620)
Retained earnings	623,949	960,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

Total stockholders’ equity	6,551,989	6,745,798
Total liabilities and stockholders’ equity	8,534,594	8,760,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$	US$

Net sales	72,569	27,401

Cost of sales	(65,686)	(26,135)

Gross profit	6,883	1,266

Selling, general and administrative expenses	(228,241)	(172,642)

Operating (loss) income	(221,358)	(171,376)

Other income:
Interest income	-	3,293

Income before income taxes	(221,358)	(168,083)

Provision for taxes	-	-

Net (loss) income	(221,358)	(168,083)

Basic and diluted earnings per share	(0.01)	(0.01)

Weighted average number of shares outstanding	14,498,000	10,540,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$	US$
Cash flows from operating activities
Net (loss) income	(221,358)	(168,083)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	83,849	49,433
Amortization of mineral interests	2,170	16,612
Amortization of deferred stripping costs	2,133	0
Provision for doubtful debt	27,068	0
Changes in operating assets and liabilities:
Accounts receivable	205,258	(28,418)
Deposits, prepayments and other receivables	(50,418)	(374,706)
Inventories	(5,069)	(23,495)
Accruals & other payables	10,911	(128,965)
Business and resource tax and government surcharge payable	(23,449)	1,957
Deferred stripping and other charges	(8,493)	(92,706)
Taxes payable	0	143

Net cash (used in) provided by operating activities	22,602	(748,228)

Cash flows from investing activities
Acquisition of plant and equipment	(249,035)	(74,943)
Acquisition of mineral interests	-	(1,527)

Net cash used in investing activities	(249,035)	(76,471)

Cash flows from financing activities
Net proceeds from issuance of common stock	0	595,766
Shareholders advances	0	225,054
Repayment to a shareholder	(2,971)	0
Repayments to a director	(1,087)	(120,773)
Cash received in a recapitalization of the Company	0	264,243
Notes Repayable	200,000	0

Net cash provided by financing activities	195,942	964,290

Currency translation adjustment	(1,329)	(68)

Net increase in cash and cash equivalents	(31,820)	139,524
Cash and cash equivalents, beginning of period	117,893	41,715

Cash and cash equivalents, end of period	86,073	181,239

Non-cash investing and financing activities:
Common stock subscription receivable	0	335,000

Supplementary cash flow disclosures:
Income taxes paid	0	0
Interest paid	13,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency Translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864
Net income for the period to December 31, 2003	-	-	-	-	(767)	1,452,342	1,451,575
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000
Conversion premium on convertible debt and warrants	-	-	506,000	-	-	-	506,000
Net loss for the year to December 31, 2004	-	-	-	-	(1,853)	(143,441)	(145,294)
Transfer	-	-	-	136,837	-	(136,873)	-

Balances, December 31, 2004	14,498,000	14,498	5,425,019	348,084	(2,620)	960,817	6,745,798

Prior Year Adjustments				146,207	(1,819)	(115,510)	28,878

Net loss for the 3 months to March, 2005					(1,329)	(221,358)	(222,687)

Balances, March 31, 2005	14,498,000	14,498	5,425,019	494,291	(5,768)	623,949	6,551,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and cash flows, for the three months ended March 31, 2005 and 2004 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004..

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

The Company's unaudited condensed consolidated financial statements as of March 31, 2005 and 2004 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.	STOCK OPTIONS

During the three months ended March 31, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The per share price for 840,000 shares was $4 per share, and the balance of 120,000 were granted at $5.20 per share. No stock options were issued during the current quarter. None of the shares issued are vested as of September 30, 2004 and exercise price of all stock options granted are based on the market price of the Company’s stock on the date of grant, consequently no compensation expense attributable to these shares was recorded in accordance with SFAS 123 which the Company is considering adopting. Subsequently, the Company has cancelled all options issued.

NOTE 5.	SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2005 and 2004.

NOTE 6.	INCOME TAXES

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $723,000 may eventually be eliminated if pending approvals are finalized.

NOTE 7.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

As per above, none of the stock options issued were vested during the three months ended March 31, 2005. Therefore, basic and diluted earnings per share are the same.

NOTE 8. SEGMENT INFORMATION

The Company adopted SFAS No. 131 "Disclosures About Segments of a Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments are granite mining (sale of granite blocks) and production of granite slabs. All of the Company's operating activities and customers are located in the People’s Republic of China. These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units.

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

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)	Net sales
	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$’000	US$’000

Granite mining	58	27
Production of granite slabs	15	0

	73	27

(b)	Net (loss) income
	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$’000	US$’000

Granite mining	16	1
Production of granite slabs	(9)	0

	7	1

Reconciliation:
Net income for reportable segments	7	1
Unallocated corporate income and expenses	(228)	(169)

	(221)	(168)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks enumerated in the section entitled "Risk Factors", that may cause our actual results or the actual results in our industry, of our levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

INTRODUCTION

We were incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999, and subsequently changed our name to Arbor, Inc. (“Arbor”) on December 16, 1999. We originally intended to engage in the business of manufacturing, selling and distributing fence posts to be used by government parks, highway departments, ranchers and farmers throughout North America. Due to a lack of capital, we were forced to abandon our original business and examine other business options.

In October 2002, we appointed a new director, Mr. Costas Takkas, to assist us with our strategic planning and in forming a new direction for our business. Mr. Takkas was responsible for the management of our new business direction in 2003 and helped to focus the Company’s efforts on real estate development projects in Brazil.

THE BRAZIL PROJECT

In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from Mr. Takkas) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and Arbor (now as China Granite) in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPL Arbor do Brasil Construtora Limitada ("CPL Arbor"), which is owned in equal parts by CPL and us. An aggregate of $425,000 of the funds raised in the November Placement were committed to CPL Arbor. Initially, $325,000 was loaned to CPL Arbor and is repayable on October 31, 2005 (having been rolled over for a further year), with an interest rate of 4% above LIBOR. The balance of $100,000 was held in trust and then released to CPL Arbor after the completion of the infrastructure work for the project. As a result of the reorganization with Laizhou described below, we determined in February 2004 that we would no longer pursue the Brazil Project and from that time we were intend on selling our interest in CPL Arbor. In the interest of continuing the project until such time a buyer could be found, two of the Company’s Directors (Messrs. Chen and Takkas) lent further funds to the Company, during the fourth quarter of 2004, totaling $170,000 specifically for use by this project. On December 31, 2004, the Company entered into an agreement with a consortium that included the two directors to sell its interest in the Brazil Project. Under the agreement the buyer has accepted the interest in the Brazilian corporation and the responsibility to repay the notes due there-from totaling $595,000 set off against notes payable by China Granite to its two Directors totaling $170,000 requiring a net payment to China Granite of $425,000. $25,000 was paid on execution of the agreement, $200,000 was paid as due on March 31st, 2005, and the balance of $200,000 is due on June 30th, 2005. The two directors have personally guaranteed these payments.

On February 5, 2004 we entered into a stock exchange transaction (the “Reorganization”) with China Laizhou Bay Mining International Corporation, a corporation organized under the laws of the British Virgin, Islands (“Laizhou”) which owns all of the outstanding common stock of Laizhou Jia Sheng Stone Company Limited, a limited company organized under the laws of the People’s Republic of China (“Laizhou China”). Pursuant to the Reorganization we changed our name to China Granite Corporation (“China Granite”).

Since the Reorganization, we have focused on the business operations of Laizhou China and the acquisition of other granite mining properties in the PRC. In order to focus on the operations of Lauzhou, we discontinued the Brazil Project and sold our interest in CPL Arbor on December 31, 2004.

Financial information for the three months ended March 31, 2005 and 2004 is the historical financial information of the Company (Laizhou China and Arbor combined).

RESULTS OF OPERATION FOR THE THREE ENDED MARCH 31, 2005 AND MARCH 31, 2004.

Revenues:

Total revenues for the three months ended March 31, 2005, were $72,569 compared to $27,401 for the three months ended March 31, 2004. The increase in revenue for the three months ended March 31, 2005 compared to the same period of 2004 is explained in greater detail below.

Revenues from granite mining operations for the three months ended March 31, 2005, were approximately $58,000 compared to approximately $27,000 for the same period last year. The increase of approximately $31,000 was primarily due to more profitable orders during the three months ended March 31, 2005. In the three months ended March 31, 2005, we sold 948 cubic meters of blocks compared to 2,742 cubic meters for the same period last year, a decrease of 1,794 cubic meters.

Revenues from processing operations increased to approximately $15,000 for the three months ended March 31, 2005, from $0.00 for the three months ended March 31, 2004. This increase is due to the increase in orders for processed granite. While the large majority of orders processed to date have been for the domestic (Chinese) market, we currently plan, through the construction of a new processing plant, to target the processing of granite for export.

There was no Other Income for the three months ended March 31, 2005 compared to income of $3,293 for the same period in 2004. This decrease is primarily attributable to interest originally accrued on the loan to CPL Arbor in Brazil, which was written off in the fourth quarter of 2004.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2005 were $228,241. This is an increase of $55,599 from general and administrative expenses of $172,642 for the three months ended March 31, 2004. The majority of this increase can be attributed to consultancy fees and interest expenses.

Net Profit:

As a result of the foregoing factors, our net loss for the three months ended March 31, 2005, totals $221,358 compared to a loss of $168,083 for the three months ended March 31, 2004. Our net loss per share for the three months ended March 31, 2005 stands at $0.015, slightly better than the loss of $0.016 for the three months ended March 31, 2004.

Liquidity and Capital Resources:

In October and November 2003, we sold 600,000 shares of our restricted common stock for $500,000 (the “November Placement”). A director and our then President, Costas Takkas, purchased 300,000 of these shares. The November Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders’ fees or brokerage commissions paid for the November Placement.

In December 2003, we sold an aggregate of 550,000 shares of our restricted common stock for $1.00 per share (the “December Placement”). The December Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders’ fees or brokerage commissions paid for the December Placement.

In April 2004, we completed a private placement of 500,000 shares of restricted common stock priced at $3.00 per share (the “April Placement”). The April Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There were no finders’ fees or brokerage commissions paid for the April Placement.

In October 2004, we completed an additional private placement (the “October Placement”) of a $650,000 senior convertible promissory note (the “Senior Convertible Note”) to three investors pursuant to a Senior Convertible Note Purchase Agreement (the “Senior Purchase Agreement”). The Senior Convertible Note is convertible into Common Stock of the Company at the option of the October Investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. The Company must make quarterly interest-only payments of $13,000 to the October Investors until the Senior Convertible Note is either paid in full or is converted into the Company’s common stock. The Company also issued warrants (the “Warrants”) to purchase an aggregate of 406,250 shares of the Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009.

The Company’s obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of the Company’s assets pursuant to a general security agreement between the Company and the investors. In addition, pursuant to a registration rights agreement between the Company and the investors, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the subject shares of the Company’s common stock underlying the Senior Convertible Note and the Warrant and this registration statement satisfies the Company’s obligations. The October Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There was a finders' fee of $65,000 paid for the October Placement.

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

For the next 12 months we expect the primary sources of liquidity to be funds generated by operations, outstanding accounts receivable, and cash on hand. To date, operations have been primarily financed through the issuance of stock.

Seasonal Business:

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2005 and 2004.

Critical Accounting Policies:

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

CAUTIONARY STATEMENTS REGARDING FUTURE RESULTS OF OPERATIONS

You should read the following cautionary statements in conjunction with the factors discussed elsewhere in this Quarterly Report and other of the Company's filings with the Securities and Exchange Commission. These cautionary statements are intended to highlight certain factors that may affect the Company’s financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies such as China Granite. Like other businesses, the Company is susceptible to macroeconomic downturns in the PRC and other economies that may affect the general economic climate and performance of China Granite or its customers. Similarly, the price of the Company’s securities is subject to volatility due to fluctuations in general market conditions, differences in results of operations from estimates and projections generated by the investment community and other factors beyond the Company’s control.

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

WE ARE THE PRODUCT OF A RECENT MERGER, AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

On February 5, 2004, we completed the Reorganization with Laizhou. We intend on continuing the business operations of Laizhou, which conducts granite mining and processing operations in the PRC through its wholly owned subsidiary, Laizhou China. We have only a limited operating history as a combined company upon which you can evaluate our business and prospects, and we have yet to develop sufficient experience regarding actual revenues to be received from our combined operations.

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

THE PRC LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO YOU.

The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices, which may not be consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit” be performed in accordance with People’s Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

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

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

OUR MINING RIGHTS ARE SUBJECT TO GOVERNMENTAL CONTROL AND RENEWAL.

The Company’s mining rights are subject to renewals by the relevant governmental authority. The Company is awaiting final approval of its mining rights to the Laizhou Zuocun Town West Jiangjia Village Granite Quarry Group 14. Despite the Company having received written confirmation from the governmental authority, there is no guarantee that the Company will be granted the renewals.

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

The value of the Renminbi against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. Dollars generally has been stable. Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi. Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi. The Company’s operations may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

OUR CASH FLOW DEPENDS HEAVILY ON THE MARKET PRICE FOR GRANITE.

The cash flow and profitability of the Company's current operations are significantly affected by the market price of granite that is affected by numerous factors beyond the Company’s control. Specifically, the prices for granite slabs and cladding depend heavily on the type and amount of commercial and residential construction in the PRC.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

Our common stock price is likely to be highly volatile. The market price of our common stock has been, and is likely to continue to be, highly volatile as the stock market in general, and the market for mining companies in particular, has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility. The trading prices of many mining companies’ stocks have been highly volatile, and we cannot assure you that our stock will trade at the same levels of other mining stocks or that mining stocks in general will sustain their current market prices.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

-	discuss our expectations about our future performance;
-	contain projections of our future operating results or of our future financial condition; or
-	state other "forward-looking” information.

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

On March 31, 2005, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended March 31, 2005.

ITEM 2.	Changes in Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On May __, 2005, we filed a current report on Form 8-K to announce the execution of a Manufacturing and Licensing Agreement (the “Huizhou Agreement”) between our subsidiary, Southern Rare Earth Metal Material Co., Ltd (“SOREM”) and Huizhou Southern Rare Metal Material Co., Ltd. The Huizhou Agreement grants SOREM a license to use certain facilities and proprietary information for the extraction and processing of rare earth metals.

On April 7, 2005, we filed a current report on Form 8-K to announce that Mr. Stephen Spoonamore resigned from our board of directors. In tendering his resignation, Mr. Spoonamore did not express any disagreement with the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May __, 2005

CHINA GRANITE CORPORATION

By: /s/ Dong Chen
Dong Chen, President and CEO

By: /s/ Costas Takkas
Costas Takkas, CFO and
Chief Accounting Officer