Form 10KSB/A
period 2003-12-31
CHINA GRANITE CORP
filed 2005-08-03
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

Laizhou China also operates the Group 14 Quarry. Laizhou China is currently in the application process with the ASLR for the mining rights to the Group 14 Quarry. The ASLR issued the PRC Mining Rights License for the Group 14 Quarry (the "Group 14 Mining Rights") on August 29, 1998 to West Jiangjia Village (a legal collective organization). On January 10, 2003, one of the stockholders of Laizhou China signed a mining rights lease contract with the Villager Committee of West Jiangjia Village and purchased the Group 14 Mining Rights for $845,000 (7,000,000 Yuan). On March 3, 2003, that stockholder assigned the Group 14 Mining Rights to Laizhou China for a payment of $845,000 (7,000,000 Yuan), the same amount that the stockholder originally paid for the rights. The Group 14 Quarry was in full operation at April 1, 2004.

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
The Company segments its business in its filings because it operates two distinct businesses which are the mining of blocks for sale and processing of blocks for sale. The Company started business on January 9, 2003. As shown in the charts below, in 2003 none of the mined blocks went to Company’s processing yard. The Company processes many different colors, but only mines two types of gray, hence in 2003 the Company purchased all of its blocks (for processing) from third parties, once an order from a client was received.

The following chart illustrates from January 9, 2003 through December 31, 2003(i) the material flow from the volume mined in the Company’s quarries to product delivered to finishing yards or customers and (ii) the volume of slabs sold or transferred, and final polished salable products, whether produced by us or outside parties.

January 9, 2003 through December 31, 2003 (Mining)

	Sold to Clients (cubic meters)	Transferred to processing yard (cubic meters)
Group 14 Quarry	11,293	0
Number 1 Quarry	8,095	0
Total	19,388	0

January 9, 2003 through December 31, 2003 (Production)

Production (square meters)
Produced in-house	37,899
Outside production	0
Total	37,899

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

Selling, General and Administrative Expenses. Laizhou China's selling, general and administrative expenses in the year ended December 31, 2003 were $161,780. Selling expenses relate to mining of granite and the production of granite slabs, cladding and decorative features. For the period ended January 9, 2003 through December 31, 2003, Laizhou China spent approximately $30,193 on obtaining permits for its mines. Since Laizhou China does not anticipate future material permit costs for the following year, it has not budgeted any money for future permit spending.

Net Income. As a result of the foregoing factors, Laizhou China's net income was $1,462,923 for the year ended December 31, 2003.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference toexhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

4.2*	Form of Subscription Agreement

10.3*	Consulting Agreement

10.4*	Stockholder Transfer Agreement

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

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

China Granite Corporation

/s/ Dong Chen, President and CEO/Director
August 3, 2005

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB/A Amendment 2 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dong Chen	President and Director	August 3, 2005
Dong Chen

/s/ Costas Takkas	Chief Financial Officer	August 3, 2005
Costas Takkas	and Director

/s/ Piguo Man	Director	August 3, 2005
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

Report of Registered Public Accounting Firms

To the Stockholders and the Board of Directors of

Laizhou Jia Sheng Stone Company Limited

We have audited the accompanying balance sheet of Laizhou Jia Sheng Stone Company Limited (the “Company”) as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the period from January 9, 2003 (date of incorporation) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the period from January 9, 2003 (date of incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants,
Hong Kong, March 30, 2004, except for note 1#, as to which the date is May 11, 2005.

Laizhou Jia Sheng Stone Company Limited

Balance Sheet

	As of December 31, 2003
ASSETS	Rmb	US$

Current assets
Cash and cash equivalents	345,400	41,715
Accounts receivable	2,010,493	242,813
Inventories (Note 3)	947,305	114,408
Deposits, prepayments and other receivables	9,900	1,196

Total current assets	3,313,098	400,132

Plant and equipment, net (Note 4)	22,010,328	2,658,253
Mineral interests, net (Note 5)	12,538,225	1,514,278
Deferred stripping costs, net (Note 6)	7,719,689	932,330

Total assets	45,581,340	5,504,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accruals and other payables (Note 7)	989,271	119,477
Business and resource tax and government surcharges payable	1,652,683	199,599
Due to a shareholder (Note 12)	750,000	90,580
Due to a former director (Note 12)	1,000,000	120,773
Income tax payable	5,966,104	720,544

Total current liabilities	10,358,058	1,250,973

Commitments and contingencies (Note 10)

Stockholders’ equity
Registered capital	5,000,000	603,865
Additional paid-in capital	18,110,284	2,187,232
Dedicated reserves	1,749,128	211,247
Retained earnings	10,363,870	1,251,676

Total stockholders’ equity	35,223,282	4,254,020

Total liabilities and stockholders’ equity	45,581,340	5,504,993

The accompanying notes are an integral part of these financial statements.

Laizhou Jia Sheng Stone Company Limited

Statement of Operations

	Period from January 9, 2003 (date of incorporation) to December 31, 2003
	Rmb	US$

Net sales	25,255,513	3,050,183
Cost of sales	(5,840,871)	(705,419)

Gross profit	19,414,642	2,344,764

Selling, general and administrative expenses	(1,339,538)	(161,780)

Operating income	18,075,104	2,182,984

Other income:
Interest income	3,998	483

Income before income taxes	18,079,102	2,183,467

Provision for income taxes (Note 8)	(5,966,104)	(720,544)

Net income	12,112,998	1,462,923

The accompanying notes are an integral part of these financial statements.

Laizhou Jia Sheng Stone Company Limited

Statement of Stockholders’ Equity

	Registered capital	Additional paid-in capital	Dedicated reserves	Retained earnings	Total	Total
	Rmb	Rmb	Rmb	Rmb	Rmb	US$

Proceeds on issuance of registered capital	5,000,000	18,110,284	-	-	23,110,284	2,791,097

Net income	-	-	-	12,112,998	12,112,998	1,462,923

Transfer	-	-	1,749,128	(1,749,128)	-	-

Balance as of December 31, 2003	5,000,000	18,110,284	1,749,128	10,363,870	35,223,282	4,254,020

The accompanying notes are an integral part of these financial statements.

Laizhou Jia Sheng Stone Company Limited

Statement of Cash Flows

	Period from January 9, 2003 (date of incorporation) to December 31, 2003
	Rmb	US$

Cash flows from operating activities
Net income	12,112,998	1,462,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	975,534	117,818
Amortization of mineral interests	461,775	55,770
Amortization of deferred stripping costs	280,311	33,854
Changes in operating assets and liabilities:
Accounts receivable	(2,010,493)	(242,813)
Deposits, prepayments and other receivables	(9,900)	(1,196)
Inventories	1,678,895	202,765
Accruals and other payables	989,271	119,477
Business and resource tax and government surcharge payable	1,652,683	199,599
Income taxes payable	5,966,104	720,544

Net cash provided by operating activities	22,097,178	2,668,741

Cash flows from investing activities
Acquisition of plant and equipment	(13,501,778)	(1,630,650)
Acquisition of mineral interests	(7,000,000)	(845,410)
Acquisition of deferred stripping costs	(8,000,000)	(966,184)

Net cash used in investing activities	(28,501,778)	(3,442,244)

Cash flows from financing activities
Net proceeds from issuance of registered capital	5,000,000	603,865
Advance from a shareholder	3,500,000	422,705
Repayment to a shareholder	(2,750,000)	(332,125)
Advance from a former director	1,000,000	120,773

Net cash provided by financing activities	6,750,000	815,218

Net increase in cash and cash equivalents	345,400	41,715

Cash and cash equivalents, end of period	345,400	41,715

Non-cash investing and financing activities:
Acquisition of plant and equipment funded by shareholders	9,484,084	1,145,421
Acquisition of inventories funded by shareholders	2,626,200	317,173
Acquisition of mineral interest funded by shareholders	6,000,000	724,638

The accompanying notes are an integral part of these financial statements.

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

#	Restatement of financial statements

Subsequent to the issuance of the Company’s 2003 consolidated financial statements, management determined that the financial statements required restatement due to the change of method in amortizing mineral interests from the straight-line basis to unit-of-production method and capitalization of stripping costs and amortization of such deferred stripping costs using the units-of production method.

Management believes that the units-of-production method results in a better matching of current costs with current revenues and that costs incurred during the development of the mine should be capitalized under EITF 04-6 “Accounting for Stripping Costs Incurred during Production in the Mining Industry” and amortized using the units-of production method

The restatement is attributable only to the non-recognition of (i) amortization of mineral interests; (ii) amortization of deferred stripping costs; (iii) capitalization of stripping cost and (iv) additional tax arise from amortization of mineral rights and stripping costs. The restatement increased the Company’s net income by US$631,801 for the period.

The dollar effects of the retroactive application of the restatement to net income, additional paid-in capital, retained earnings, stockholders’ equity and total assets throughout the period is summarized in the table below:

	Period from January 9, 2003 (date of incorporation) to December 31, 2003
	RMB	US$

(1) Net income
As previously reported	6,881,691	831,122

Adjustments:
(i) Amortization of mining rights	88,233	10,656
(ii) Capitalization of deferred stripping costs, net of amortization	7,719,689	932,330
(iv) Additional income tax provided	(2,576,615)	(311,185)

As restated	12,112,998	1,462,923

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Restatement of financial statements (Continued)

	As of December 2003
	RMB	US$

(2) Additional paid-in capital (“APIC”)
(no effect on restatement)	18,110,284	2,187,232

(3) Retained earnings

- As previously reported	5,132,563	619,875

Adjustments:
(i) Amortization of mineral rights	88,233	10,656
(ii) Amortization of stripping costs	7,719,689	932,330
(iv) Additional income tax provided	(2,576,615)	(311,185)

- As restated	10,363,870	1,251,676

(4) Ordinary stock (no effect on restatement)	5,000,000	603,865

(5) Dedicated reserves (no effect on restatement)	1,749,128	211,247

(6) Stockholders’ equity
(sum of (2) + (3) + (4) + (5))

- As previously reported	29,991,975	3,622,219

Adjustments:
(i) Amortization of mineral rights	88,233	10,656
(ii) Amortization of stripping costs	7,719,689	932,330
(iv) Additional income tax provided	(2,576,615)	(311,185)

- As restated	35,223,282	4,254,020

(7) Total liabilities

- As previously reported	7,781,443	939,788

Adjustments:
(iv) Additional income tax provided	2,576,615	311,185

- As restated	10,358,058	1,250,973

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Restatement of financial statements (Continued)

	As of December 2003
	RMB	US$
(8) Total liabilities and stockholders’ equity
(sum of (6) + (7))

- As restated	45,581,340	5,504,993

(9) Total assets

- As previously reported	37,773,418	4,562,007

Adjustments:
(i) Amortization of mineral rights	88,233	10,656
(ii) Amortization of stripping costs	(280,311)	(33,854)
(iii) Capitalization of stripping costs	8,000,000	966,184

- As restated	45,581,340	5,504,993

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements are presented in Renminbi (“Rmb”) which is the Company’s functional currency as the Company’s operations are located in the PRC.

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

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leasehold land, plant and equipment and depreciation (Continued)
Mineral exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, costs incurred prospectively to develop the property are capitalized as incurred and are amortized. Major development costs incurred after the commencement of production are capitalized and amortized. Ongoing development expenditures to maintain production are charged to operations as incurred. No exploration and development costs have been capitalized for the period.

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

Raw materials represent purchased raw granite for use in further processing into granite slabs. Work-in-progress represents materials that are currently in the process of being converted to granite slabs. Finished goods represent granite blocks (raw granite) held for sale from mining and processed granite slabs. The Company does not expect to maintain a material line of inventory from time to time as it only extracts granite once an order is received.

Mineral interests
Mineral interests represent acquired mineral rights for parcels of land not owned by the Company. These mineral interests are currently in the production stage which contain proven and probable reserves. Mineral interests are amortized using the units of production method over the terms of mineral rights which are 20 and 30 years for the Company's two mineral interests. Units of production method of amortization is used because the production level may vary from period to period. In accordance with SFAS 151 we have applied waste factors of 60% and 50% respectively in determining to reserves from which units of production were applied.

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral interests
The Company was issued a mining right certificate in respect of one of its two mineral interests from the relevant governmental authority. The initial application and registration fee of applying a mining right certificate from relevant governmental authority amounted to Rmb250,000 (US$30,193). The mining right certificate is to be renewed every five years. The management of the Company considers the renewal fee would be minimal and the chance of renewals not being granted by the relevant governmental authority is remote. The Company further received a confirmation from the governmental authority confirming that the mining right certificate can be renewed every five years. With respect to the remaining mineral interest, the Company has submitted an application for a mining right certificate for which an acknowledgement of application-in-progress was received from the relevant governmental authority.

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

During the period, the Company capitalized all the stripping costs in the balance sheet as the Company believed that these costs can benefit the exploration and production of minerals in subsequent periods. Such costs amounted to Rmb8,000,000 (US$966,184) in the period. These stripping costs are amortized over their useful lives using units of production method, consistent with the method used in mineral interests amortization.

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

Laizhou Jia Sheng Stone Company Limited

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

Cost of sales
Costs classified as cost of sales relate to the mining of minerals and producing of granite slabs and include such items as material cost, depreciation of fixed assets, amortization of mineral interests and deferred stripping costs, direct labor costs and other production costs.

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

Foreign currency translation
The Company considers Renminbi as its functional currency as the Company’s business activities are based in Renminbi.

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

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation (Continued)
Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2003 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

Recent accounting pronouncements
In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. In December 2003, the FASB issued a revised FIN 46. The revised standard, FIN 46-R, modifies or clarifies various provisions of FIN 46 and incorporates many FASB Staff Positions previously issued by the FASB. This standard replaces the original FIN 46 that was issued in January 2003. The Company does not expect the adoption of FIN 46-R will have a material impact on the Company’s results of operations or financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The Company does not expect the adoption of SFAS 149 will have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how certain financial instruments with characteristics of both liabilities and equity shall be classified and measured. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on the Company’s result of operations or financial position.

In December 2003 the FASB issued SFAS No. 132 (Revised) (“SFAS No. 132-R”), Employer’s Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132-R retains disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132-R does not have a material effect on the Company's financial statements.

3.	INVENTORIES

Inventories consisted of:
	As of December 31, 2003
	Rmb	US$

Raw materials	686,264	82,882
Work-in-progress	158,225	19,109
Finished goods	102,816	12,417

	947,305	114,408

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

4.	PLANT AND EQUIPMENT, NET

Plant and equipment consisted of:

	As of December 31, 2003
	Rmb	US$

Leasehold land	4,718,108	569,820
Buildings	5,864,854	708,316
Furniture and equipment	7,268,780	877,872
Motor vehicles	198,540	23,978
Construction-in-progress	4,935,580	596,085

Cost	22,985,862	2,776,071
Less: Accumulated depreciation	(975,534)	(117,818)

Plant and equipment, net	22,010,328	2,658,253

Depreciation expense amounted to Rmb975,534 (US$117,818) for the period ended December 31, 2003.

5.	MINERAL INTERESTS, NET

Mineral interests represented:

	As of December 31, 2003
	Rmb	US$

Gross carrying amount	13,000,000	1,570,048
Accumulated amortization	(461,775)	(55,770)

Net book value	12,538,225	1,514,278

All the mineral interests are in the production stage and amortization expense for the period amounted to Rmb461,775 (US$55,770).

6.	DEFERRED STRIPPING COSTS, NET

	As of December 31, 2003
	Rmb	US$
Deferred stripping costs represented:

Gross carrying amount	8,000,000	966,184
Accumulated amortization	(280,311)	(33,854)

	7,719,689	932,330

All the stripping costs are in the production stage and amortization expenses for the period amounted to 280,311 (US$33,854).

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

7.	ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of:

	As of December 31, 2003
	Rmb	US$

Wages and bonus	215,137	25,983
Others	774,134	93,494

	989,271	119,477

8.	INCOME TAXES

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

9.	STOCKHOLDERS’ EQUITY

On incorporation, the shareholders of the Company contributed a total of Rmb5,000,000 (US$603,865) to the Company as registered capital. In addition to the contribution to registered capital, the Company's shareholders also contributed Rmb18,110,284 (US$2,187,232) in value of fixed assets, inventories and mineral interest to the Company. The amount is valued at the shareholders' historical cost basis and is recorded as additional paid-in capital.

The Company's income is distributable to its shareholders after transfer to dedicated reserves as required under relevant PRC laws and regulations and the Company's Articles of Association. Dedicated reserves include statutory surplus reserve and statutory public welfare fund.

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

9.	STOCKHOLDERS’ EQUITY (CONTINUED)

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

10.	COMMITMENTS AND CONTINGENCIES

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

11.	RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

The Company has no retirement plan or post-employment benefits for its employees.

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

12.	RELATED PARTY TRANSACTIONS

During the period, the Company had the following transactions with related parties.

(1)	Related party transactions during the period are as follows:

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

One of the Company’s bank accounts is in the name of one of its staff members, who holds the bank account in trust for the Company. Settlement received from customers of the Company deposited into this bank account and payment for expenditures of the Company withdrawn from this bank account during the period amounted to Rmb23,780,260 (US$2,872,012). The Company has a bank account opened in the name of the staff member because it is much easier to deposit and withdraw funds for an individual than a corporation in the PRC. This bank account was closed in December 2003 and the Company now uses its own bank account for funds deposits and withdrawals.

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

The outstanding balance is unsecured, interest-free and has no fixed repayment terms.

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

13.	SEGMENT INFORMATION

The Company adopted SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information”, in respect of its operating segments. The Company’s reportable segments are granite mining (sale of granite blocks) and production of granite slabs. All of the Company’s operating activities and customers are located in the PRC.

These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company’s segments. Segment information for the period are as follows:

(a)	Net sales:

	Period from January 9, 2003 (date of incorporation) to December 31, 2003
	Rmb	US$

Granite mining	20,230,745	2,443,327
Production of granite slabs	5,024,768	606,856

	25,255,513	3,050,183

(b)	Net income:

	Period from January 9, 2003 (date of incorporation) to December 31, 2003
	Rmb	US$

Granite mining	15,674,243	1,893,025
Production of granite slabs	1,101,027	132,974

	16,775,270	2,025,999

Reconciliation:
Net income for reportable segments	16,775,270	2,025,999
Unallocated corporate income and expenses	(4,662,272)	(563,076)

	12,112,998	1,462,923

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

13.	SEGMENT INFORMATION (CONTINUED)

(c)	Assets:

	As of December 31, 2003
	Rmb	US$

Granite mining	27,626,146	3,336,491
Production of granite slabs	8,450,451	1,020,586

	36,076,597	4,357,077

Reconciliation:
Total assets for reportable segments	36,076,597	4,357,077
Other corporate assets	9,504,743	1,147,916

	45,581,340	5,504,993
All of the Company’s identifiable assets are located in the PRC.

(d)	Other items:

	Period from January 9, 2003 (date of incorporation) to December 31, 2003
	RMB	US$
Depreciation of fixed assets:
Granite mining	503,172	60,770
Production of granite slabs	217,005	26,208
Unallocated corporate assets	255,357	30,840

	975,534	117,818

Capital expenditures for fixed assets:
Granite mining	7,833,819	946,114
Production of granite slabs	5,747,244	694,112
Unallocated corporate assets	9,404,799	1,135,845

	22,985,862	2,776,071

Amortization of mineral interests:
Granite mining	461,775	55,770

Amortization of stripping costs	280,311	33,854

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

13.	SEGMENT INFORMATION (CONTINUED)

(e)	Major customers

Major customers for the period which accounted for more than 10% of total revenues are as follows:

Period from January 9, 2003 (date of incorporation) to December 31, 2003

Granite mining	2 customers accounted for 10% and 13% of total revenues, respectively

Production of granite slabs	1 customer accounted for 12% of total revenues

14.	OPERATING RISK

(a)	Country risk

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

Laizhou Jia Sheng Stone Company Limited

Notes to and forming part of the Financial Statements

15.	SUBSEQUENT EVENTS

On January 20, 2004, the Company’s shareholders and China Laizhou Bay Mining International Corporation ("Laizhou") entered into an agreement in which Laizhou Bay would acquire all the shares in the Company from its shareholders for cash consideration. Laizhou Bay is a limited liability corporation incorporated in the British Virgin Islands. After the acquisition, the Company became a wholly-owned subsidiary of Laizhou. As a result of the acquisition, the Company becomes a foreign wholly-owned enterprise, it is exempted from income tax for the first two years from the change of company status, followed by a 50% reduction of income tax from the third to fifth year, subject to formal approval from tax authority.

On February 5, 2004, China Granite Corporation (formerly Arbor, Inc.) ("China Granite"), a corporation organized under the laws of Nevada, United States of America, a certain principal China Granite shareholder, Laizhou and Laizhou’s shareholders entered into a Stock Exchange Agreement and Plan of Reorganization, in which China Granite would receive from the Laizhou's shareholders all of the issued and outstanding common stock of Laizhou in exchange for a majority of the shares in China Granite. As a result of the stock exchange, the Company became a wholly-owned subsidiary of China Granite.

EXHIBIT INDEX

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to the Company's current report on Form 8-K filed on February 20, 2004).

4.2*	Form of Subscription Agreement10.3 Consulting Agreement

10.4*	Stockholder Transfer Agreement

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).