Form 10QSB
period 2005-06-30
CHINA GRANITE CORP
filed 2005-08-15
CIK 7059

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 3, 2007
Estimated average burden hours per response: ......182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-30516
China Granite Corporation (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	880448920 (IRS Employer Identification No.)

2642 Collins Avenue, Suiite 305, Miami, FL 33140 (Address of principal executive offices)

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

14,498,000 common shares issued and outstanding as of August 15, 2005

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the six months ended June 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which China Granite Corporation ("China Granite" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with China Granite's financial statements and the notes thereto contained in China Granite's Audited Financial Statements for the year ended December 31, 2004, in the Form 10KSB as amended and filed with the SEC on August 3, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

The unaudited financial statements start on the next page.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 &
DECEMBER 31, 2004
	June 30, 2005	December31, 2004
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	17,383	117,893
Accounts receivable, net of provision	230,931	489,547
Note receivable	0	400,000
Inventories	263,998	173,416
Deposits, prepayments and other receivables	852,679	572,892

Total current assets	1,364,991	1,753,748

Plant and equipment, net	4,638,820	4,391,014
Mineral interests, net	1,440,529	1,452,464
Deferred stripping costs, net	1,186,818	1,163,525

Total assets	8,631,158	8,760,751

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables	672,312	245,310
Business and resource tax and government surcharges payable	207,709	1,098
Due to a shareholder	142,308	178,142
Due to a director	2,355	0
Income tax payable	722,253	940,403

Total current liabilities	1,746,937	1,364,953

Long Term Liabilities
Secured senior convertible notes	650,000	650,000

Total long term liabilities	650,000	650,000

Stockholders' equity
Common stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 issued and outstanding	14,498	14,498
Additional paid-in capital	5,425,019	5,425,019
Statutory reserves	493,587	348,084
Currency translation adjustment	(6,402)	(2,620)
Retained earnings	307,519	960,817

Total stockholders' equity	6,234,221	6,745,798

Total liabilities and stockholders' equity	8,631,158	8,760,751

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended JUNE 30,
	2005	2004
	US$	US$

Net sales	190,246	610,291

Cost of sales	(163,353)	(274,020)

Gross profit	26,893	336,271

Selling, general and administrative expenses	(366,917)	(359,815)

Operating (loss) income	(340,024)	(23,544)

Other income:
Interest income	23,593	3,420

Income before income taxes	(316,431)	(20,124)

Provision for taxes	-	-

Net (loss) income	(316,431)	(20,124)

Basic and diluted earnings per share	(0.02)	(0.001)

Weighted average number of shares outstanding	14,498,000	14,468,769

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six months ended June 30,
	2005	2004
	US$	US$

Net sales	262,815	637,692

Cost of sales	(229,039)	(283,549)

Gross profit	33,776	354,143

Selling, general and administrative expenses	(595,157)	(532,457)

Operating (loss) income	(561,381)	(178,314)

Other income:
Interest income	23,593	6,713

(Loss) income before income taxes	(537,788)	(171,601)

Provision for income taxes	-	-

Net (loss) income	(537,788)	(171,601)

Basic and diluted earnings per share	(0.04)	(0.01)

Weighted average number of shares outstanding	14,498,000	14,035,620

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX months ended June 30,
	2005	2004
	US$	US$
Cash flows from operating activities
Net loss	(537,788)	(171,601)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	163,999	105,535
Amortization of mineral interests Amortization of deferred stripping costs	6,896 11,387	11,983 7,536
Provision for bad debt reserve	140,812	0
Changes in operating assets and liabilities:
Accounts receivable	139,664	(529,811)
Deposits, prepayments and other receivables	(279,787)	(394,139)
Inventories	(90,582)	(49,902)
Accruals & other payables	450,507	(101,903)
Business and resource tax and government surcharge payable	(18,457)	38,581
Deferred stripping and other charges	(38,372)	0
Taxes payable	(837)	(8)

Net cash (used in) provided by operating activities	(52,558)	(1,083,729)

Cash flows from investing activities
Acquisition of plant and equipment	(411,806)	(856,152)
Cash received in a recapitalization of the Company	-	269,243

Net cash used in investing activities	(411,806)	(586,909)

Cash flows from financing activities
Net proceeds from issuance of common stock	0	1,495,000
Shareholders advances Repayment to a shareholder	0 (30,097)	274,023 0
Repayments to a director	(3,382)	0
Collection on note receivable	400,000	0

Net cash provided by financing activities	366,521	1,769,023

Currency translation & dedicated reserve adjustment	(2,667)	(1,855)

Net increase (decrease) in cash and cash equivalents	(100,510)	96,530
Cash and cash equivalents, beginning of period	117,893	41,715

Cash and cash equivalents, end of period	17,383	138,245

Non-cash investing and financing activities:
Issuance of common stock for recapitalization	0	5,000

Income taxes paid	0	8
Interest paid	26,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency Translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864
Net income for the period to December 31, 2003	-	-	-	-	(767)	1,452,342	1,451,575
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000
Conversion premium on convertible debt and warrants	-	-	506,000	-	-	-	506,000
Net loss for the year to December 31, 2004	-	-	-	-	(1,853)	(143,441)	(145,294)
Transfer	-	-	-	136,837	-	(136,837)	-

Balances, December 31, 2004	14,498,000	14,498	5,425,019	348,084	(2,620)	960,817	6,745,798

Prior Year Adjustments				146,207	(1,819)	(115,510)	28,878

Net loss for the 3 months to March, 2005					(1,329)	(221,358)	(222,687)

Balances, March 31, 2005	14,498,000	14,498	5,425,019	494,291	(5,768)	623,949	6,551,989

Net loss for the 3 months to June 2005				(704)	(634)	(316,430)	(317,768)
Balances, June 30, 2005	14,498,000	14,498	5,425,019	493,587	(6,402)	307,519	6,234,221

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations and cash flows, for the six months ended June 30, 2005 and 2004 have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 3. PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of June 30, 2005 and 2004 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. STOCK OPTIONS

During the six months ended June 30, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The per share price for 840,000 shares was $4 per share, and the balance of 120,000 were granted at $5.20 per share. No stock options were issued during the current quarter. None of the shares issued are vested as of June 30, 2004 and exercise price of all stock options granted are based on the market price of the Company's stock on the date of grant, consequently no compensation expense attributable to these shares was recorded in accordance with SFAS 123 which the Company is considering adopting. Subsequently, the Company has cancelled all options issued.

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5. SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2005 and 2004.

NOTE 6. INCOME TAXES

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $722,000 may eventually be eliminated if pending approvals are finalized.

NOTE 7. EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

As per above, none of the stock options issued were vested during the six months ended June 30, 2005. Therefore, basic and diluted earnings per share are the same.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods is as follows:

(a) Net sales
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	US$'000	US$'000	US$'000	US$'000

Granite mining	62	492	120	492
Production of granite slabs	128	118	143	146

	190	610	263	638

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Net (loss) income
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	US$'000	US$'000	US$'000	US$'000

Granite mining	10	335	25	336
Production of granite slabs	17	(2)	9	(3)

	27	333	34	333

Reconciliation:
Granite mining	27	333	34	333
Unallocated corporate income and expenses	(343)	(353)	(572)	(504)

	(316)	(20)	(538)	(171)

NOTE 9. SUBSEQUENT EVENT

On May 10, 2005 an agreement was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd. ("SOREM") is to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou"). In pursuance of this the subsidiary SOREM was incorporated in the Cayman Islands on July 19, 2005. Furthermore, a Chinese company, Rither Rare Earth Metal Material (Huizhou) Co., Ltd. ("REMCO") was formed with a view to carrying on the business agreed. It is planned that SOREM take over REMCO and that REMCO change its name to that of SOREM thereafter. Under the terms of the agreement Huizhou grants a worldwide, exclusive license to SOREM to use certain plants and facilities of Huizhou and certain intellectual property used in the operation of the extraction and processing of rare earth metals and alloys. Once this has been completely set up consideration for such license requires China Granite to issue 7,000,000 shares of its common stock to certain principals and officers of Huizhou. Operations are expected to commence during the upcoming quarter.

Item 2 - Management Discussion and Analysis or Plano of Operation

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

The Brazil Project

In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from Mr. Takkas) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and Arbor (now as China Granite) in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPL Arbor do Brasil Construtora Limitada ("CPL Arbor"), which is owned in equal parts by CPL and us. An aggregate of $425,000 of the funds raised in the November Placement were committed to CPL Arbor. Initially, $325,000 was loaned to CPL Arbor and is repayable on October 31, 2005 (having been rolled over for a further year), with an interest rate of 4% above LIBOR. The balance of $100,000 was held in trust and then released to CPL Arbor after the completion of the infrastructure work for the project. As a result of the reorganization with Laizhou described below, we determined in February 2004 that we would no longer pursue the Brazil Project and from that time we were intend on selling our interest in CPL Arbor. In the interest of continuing the project until such time a buyer could be found, two of the Company's Directors (Messrs. Chen and Takkas) lent further funds to the Company, during the fourth quarter of 2004, totaling $170,000 specifically for use by this project. On December 31, 2004, the Company entered into an agreement with a consortium that included the two directors to sell its interest in the Brazil Project. Under the agreement the buyer has accepted the interest in the Brazilian corporation and the responsibility to repay the notes due there-from totaling $595,000 set off against notes payable by China Granite to its two Directors totaling $170,000 requiring a net payment to China Granite of $425,000. $25,000 was paid on execution of the agreement, $200,000 was paid as due on March 31st, 2005, and the final balance of $200,000 was paid as due on June 30th, 2005 which settles this transaction.

Reorganization

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

On May 10, 2005 an agreement was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd. ("SOREM") is to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou"). In pursuance of this, the subsidiary SOREM was incorporated in the Cayman Islands on July 19, 2005. Furthermore, a Chinese company, Rither Rare Earth Metal Material (Huizhou) Co., Ltd. ("REMCO") was formed with a view to carrying on the business agreed. It is planned that SOREM take over REMCO and that REMCO change its name to that of SOREM thereafter. Under the terms of the agreement Huizhou grants a worldwide, exclusive license to SOREM to use certain plants and facilities of Huizhou and certain intellectual property used in the operation of the extraction and processing of rare earth metals and alloys. Once this has been completely set up consideration for such license requires China Granite to issue 7,000,000 shares of its common stock to certain principals and officers of Huizhou. Operations are expected to commence during the upcoming quarter.

Announcements

On March 20, 2005, the Mining Management office of Shangdong Province, PRC, instructed its branch of Laizhou to close all the mines under its jurisdiction. This was due to a landslide caused by unauthorized mining in the Laizhou area which resulted in the deaths of 16 miners. Our mines are located in a different area to that of the event but were closed nonetheless. On June 15th the mines holding valid licenses (our licenses are in the name of our general manager Ms. Juan Chen who in turn has assign all rights to the company), including ourselves were informed that they could reopen only to be closed again 20 days later. It was announced that the Mining Management office, the Security & Inspection office and the Environment Protection office would be coming to Laizhou to inspect the area for safety before operations could resume. To date the inspections have not occurred and we are not aware of when this might take place.

Financial Information

Financial information for the three and six months ended June 30, 2005 and 2004 is the historical financial information of the Company (China Granite and its subsidiary Liazhou China combined).

Results of Operation for the Three and Six Months Ended June 30, 2005 and 2004

Revenues:

Total revenues for the three and six months ended June 30, 2005, were $190,246 and $262,815 respectively compared to $610,291 and $637,692 for the three and six months ended June 30, 2004. The decrease in revenue for the three and six months ended June 30, 2005 compared to the same periods of 2004 is explained in greater detail below.

Revenues from granite mining operations for the three and six months ended June 30, 2005, were approximately $62,000 and $120,000 respectively compared to approximately $492,000 and $492,000 for the same periods last year. The decrease of approximately $430,000 and $372,000 for the three and six months respectively was due entirely to the mines being closed (as announced above) during almost all three months up to June 30, 2005, the mines were open for only 15 of those days at the end of June (see announcement). In the three months ended June 30, 2005, we sold 884 cubic meters of blocks for a total of 1,832 cubic meters for the six months ended June 30, 2005, compared to 3,008 cubic meters for the three and six months last year, a decrease of 2,124 cubic meters for the three months and 1,176 for the six months ended June 30, 2005.

Revenues from processing operations increased approximately $10,000 to approximately $128,000 for the three months ended June 30, 2005, but decreased approximately $3,000 to approximately $143,000 for the six months ended June 30, 2005, compared to the same periods last year. This increase in the three months ended June 30, 2005 is due to more profitable orders processed. 9,155 sq.m. of slabs were processed compared 10,831 sq.m. for the same period last year. For the six months ended June 30, 2005 the decrease was primarily due to fewer slabs being processed. 10,141 sq.m were processed for the six months ended June 30, 2005 compared to 13,573 sq.m. for the same period last year. While the large majority of orders processed to date have been for the domestic (Chinese) market, we currently plan, through the construction of a new processing plant, to target the processing of granite for export.

Other Income for the three and six months ended June 30, 2005, was $23,593 as a result of interest gained and other related fees from loans made to Huizhou Southern Rare Earth Metal Material Co., Ltd. . This compares to income of $3,420 for the three months and $6,713 for the six months to June 30, 2004. This increase is primarily attributable to interest accrued on the applicable loans.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three and six months ended June 30, 2005 were $366,917 and $595,158 respectively. This is an increase of $7,102 for the three months and $62,700 for the six months from general and administrative expenses of $359,815 for the three months and $532,457 for the six months, ended June 30, 2004. These increases are attributed to increased consultancy fees and interest expenses.

Net Profit:

As a result of the foregoing factors, our net loss for the three and six months ended June 30, 2005, total $316,430 and $537,787 respectively. These compare to losses of $20,124 and $171,601 for the three and six months ended June 30, 2004. Our net loss per share for the three and six months ended June 30, 2005, is at $0.022 and $0.037 respectively. This compares to $0.001 and $0.012 for the three and six months ended June 30, 2004.

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

Our management estimates that after giving effect to the November, December, April and October Placements, the current capital reserves that result, combined with the current outstanding accounts receivable, will allow us to operate for at least twelve months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition. As discussed in the announcement section above, the Laizhou mining area has been shutdown due to a rock slide. This interruption has had a material effect on the corporation's cash flow.

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

Research and Development

We did not expend any fund towards research and development during the six month period ended June 30, 2005 and we do not anticipate incurring any significant expenditures on research and development over the next six months.

Risk Factors Regarding Future Results of Operations

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

Risks Relating to Our Operations

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

Our reserve estimates are based on visual observations only and may be incorrect. In March 2004 we hired an Italian consulting geologist, Giacomo Porro, to survey our quarries. The purpose of Mr. Porro's work was to assist us with our operations and provide advice on increasing productivity and efficiency. Mr. Porro did not perform any topographic mapping, sample analysis or test work on our quarries in order to make his recommendations and his estimations of our reserves. The imprecise nature of Mr. Porro's work and the lack of detailed studies performed on our quarries may diminish the quality of any volumetric estimates.

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

Risks Related to Doing Business in the PRC

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

The value of the Renminbi against the U.S. dollar and other currencies fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including Hong Kong and U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. Dollars generally has been stable. Any devaluation of the Renminbi, however, may materially and adversely affect the value of, and any dividends payable on, our shares in foreign currency terms, since we will receive substantially all of our revenues, and express our profits, in Renminbi. Our financial condition and results of operations also may be affected by changes in the value of certain currencies other than the Renminbi. The Company's operations may be adversely affected by changes in the political and social conditions in the PRC, and changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Risks Related to the Granite Mining Industry

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

Environmental liability could have a material adverse effect on our operation; potential litigation arising from our operation could have a material adverse effect on our financial condition. From time to time claims of various types may be asserted against us arising out of our operations in the normal course of business, including claims relating to land use and permits, safety, health and environmental matters. Such matters are subject to many uncertainties and it is not possible to determine the probable outcome of, or the amount of liability, if any, from these matters. In the opinion of our management (which opinion is based in part upon consideration of the opinion of counsel), it is unlikely that the outcome of these claims will have a material adverse effect on our operations or financial condition. However, there can be no assurance that an adverse outcome in any of such litigation would not have a material adverse effect on our operating segments or us.

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

Off-Balance Sheet Arrangement

As of June 30, 2005, we have had no off-balance sheet arrangements.

Item 3 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

On June 30, 2005, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

Changes in internal controls

There were no significant changes in China Granite's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

There were no new legal proceeding or significant developments in existing proceedings that occurred during the six months ended June 30, 2005.

Item 2 - Changes in Securities and Use of Proceeds

Changes in Securities

None.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.2	Bylaws as Amended (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K

Date of Report	Date of Event	Item Reported
August 3, 2005	August , 2005

Item 4.02 and 9.01 - Announcing previously issued financial statements of Laizhou Jia Sheng Stone Company Limited for the period from January 9, 2003 (date of incorporation) to December 31, 2003 should no longer be relied upon because of changes to such financial statements. Amended statements included.

May 20, 2005	May 10, 2005	Item 1.01 - Announcing execution of a Manufacturing and Licensing Agreement between our subsidiary, Southern Rare Earth Metal Material Co., Ltd. and Huizhou Southern Rare Metal Material Co., Ltd.
April 7, 2005	January 19, 2005	Item 5.02 and 9.01 - Resignation of Mr. Stephen Spoonamore.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2005
CHINA GRANITE CORPORATION
/s/ Dong Chen
By:
Dong Chen, President and CEO
/s/ Costas Takkas
By:
Costas Takkas, CFO and
Chief Accounting Officer