Form 10QSB
period 2005-09-30
CHINA GRANITE CORP
filed 2005-11-21
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended: September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-30516

China Granite Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	880448920
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2642 Collins Avenue, Suite 305, Miami, FL 33140
(Address of principal executive offices)

(305) 534-1684
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 18, 2005 there were 14,498,000 shares of the issuer's $0.001 par value common stock issued and outstanding.

Transitional Small Business disclosure format: Yes ☐  No ☒

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The information in this report for the nine months ended September 30, 2005, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which China Granite Corporation ("China Granite" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30
2005 & 2004
(UNAUDITED)

	2005	2004
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	17,105	7,307
Accounts receivable, net of $182,487 and $0 respectively	163,850	1,209,879
Note receivable	0	542,988
Inventories	269,799	208,786
Deposits, prepayments and other receivables	870,590	589,239

Total current assets	1,321,344	2,558,199

Plant and equipment, net	4,641,210	3,641,765
Mineral interests, net	1,472,273	1,463,792
Deferred stripping costs, net	1,221,433	1,167,907
Deferred conversion premium on convertible note - common stocks	152,668	0
Deferred conversion premium on convertible note - warrants	277,000	0

Total assets	9,085,928	8,831,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accruals and other payables	881,798	597,751
Business and resource tax and government surcharges payable	215,870	284,882
Due to a shareholder	142,610	442,888
Due to directors	34,415	6,824
Income tax payable	739,216	720,536

Total current liabilities	2,013,909	2,052,881

Long Term Liabilities
Secured senior promissory note	650,000	0
Conversion premium payable on warrants	277,000	0

Total long term liabilities	927,000	0

Stockholders’ equity
Common stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 issued and outstanding	14,498	14,498
Additional paid-in capital	5,148,019	4,919,019
Dedicated reserves	493,587	211,247
Currency translation adjustment	(6,402)	(2,622)
Retained earnings	495,317	1,636,640

Total stockholders’ equity	6,145,019	6,778,782

Total liabilities and stockholders’ equity	9.085,928	8,831,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	US$	US$

Net sales	105,164	818,842

Cost of sales	(134,683)	(60,090)

Gross profit	(29,519)	758,752

Selling, general and administrative expenses	(387,241)	(206,285)

Operating (loss) income	(416,760)	552,467

Other income or expense:
Interest income	4,397	4,098
Conversion premium on convertible note - warrants	(19,083)	0

Income (loss) before income taxes	(431,446)	556,565

Provision for taxes	-	-

Net (loss) income	(431,446)	556,565

Basic and diluted earnings per share	(0.03)	0.04

Weighted average number of shares outstanding	14,498,000	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30
2005 & 2004
(UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	US$	US$

Net sales	367,979	1,456,534

Cost of sales	(363,722)	(343,369)

Gross profit	4,257	1,113,165

Selling, general and administrative expenses	(982,397)	(738,742)

Operating (loss) income	(978,140)	374,423

Other income or expense:
Interest income	27,990	10,811
Conversion premium on convertible note - warrants	(57,249)	0

(Loss) income before income taxes	(1,007,399)	385,234

Provision for income taxes	-	-

Net (loss) income	(1,007,399)	385,234

Basic and diluted earnings per share	(0.07)	0.03

Weighted average number of shares outstanding	14,498,000	14,190,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	US$	US$
Cash flows from operating activities
Net (loss) income	(1,007,399)	384,964

Adjustments to reconcile net income to net cash provided by operating activities:
Affect of change in exchange rates	2,476	0
Depreciation of plant and equipment	227,987	168,420
Amortization of mineral interests	8,935	50,486
Amortization of deferred stripping costs	13,221	39,785
Provision for doubtful debt Conversion premium on convertible note - warrants	165,308 57,249	218,658 0
Changes in operating assets and liabilities:
Accounts receivable	183,485	(1,185,724)
Deposits, prepayments and other receivables	(277,720)	(700,538)
Inventories	(90,192)	(94,378)
Accruals & other payables	688,804	425,644
Business and resource tax and government surcharge payable	(15,251)	85,283
Deferred stripping and other charges	(46,793)	(275,362)
Taxes payable	(837)	(8)

Net cash (used in) provided by operating activities	(90,727)	(882,770)

Cash flows from investing activities
Acquisition of plant and equipment	(371,681)	(1,151,933)
Cash received in a recapitalization of the Company	-	269,243

Net cash used in investing activities	(371,681)	(882,690)

Cash flows from financing activities
Net proceeds from issuance of common stock	0	1,495,000
Shareholders advances	0	237,907
Repayment to a shareholder	(33,068)	-
Repayments to a director	(2,899)	-
Notes Repayable	400,000	-

Net cash provided by financing activities	364,033	1,732,907

Currency translation & dedicated reserve adjustment	(2,667)	(1,855)

Net increase in cash and cash equivalents	(101,042)	(34,408)
Cash and cash equivalents, beginning of period	117,893	41,715
	16,851	7,307
Affect of change in exchange rates	254	0

Cash and cash equivalents, end of period	17,105	7,307

Non-cash investing and financing activities:
Issuance of common stock for recapitalization	0	5,000

Income taxes paid	-	8
Interest and liquidated damages paid	134,846	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency Translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864
Net income for the period to December 31, 2003	-	-	-	-	(767)	1,452,342	1,451,575
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000
Conversion premium on convertible note - common stocks	-	-	229,000	-	-	-	229,000
Net loss for the year to December 31, 2004	-	-	-	-	(1,853)	343,476	341,623
Transfer	-	-	-	136,837	-	(136,837)	-

Balances, December 31, 2004	14,498,000	14,498	5,148,019	348,084	(2,620)	1,447,734	6,955,715

Prior Year Adjustments				146,207	(1,819)	(115,510)	28,878

Net loss for the 3 months to March, 2005					(1,329)	(240,441)	(241,770)

Balances, March 31, 2005	14,498,000	14,498	5,148,019	494,291	(5,768)	1,091,783	6,742,823

Net loss for the 3 months to June 2005				(704)	(634)	(335,513)	(336,851)

Balances, June 30, 2005	14,498,000	14,498	5,148,019	493,587	(6,402)	756,270	6,405,972

Net loss for the 3 months to September 30, 2005						(431,446)	(431,446)

Currency adjustment on consolidation						170,493	170,493

Balances, September 30, 2005	14,498,000	14,498	5,148,019	493,587	(6,402)	495,317	6,145,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and 2004 and the results of its operations and cash flows, for the three and nine months ended September 30, 2005 and 2004 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

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

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3. PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of September 30, 2005 and 2004 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4. STOCK OPTIONS

During the three months ended March 31, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The per share price for 840,000 shares was $4 per share, and the balance of 120,000 were granted at $5.20 per share. No stock options were issued during the current quarter. None of the shares issued are vested as of September 30, 2004 and exercise price of all stock options granted are based on the market price of the Company’s stock on the date of grant, consequently no compensation expense attributable to these shares was recorded in accordance with SFAS 123. Subsequently, the Company has cancelled all options issued.

NOTE 5. SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2005 and 2004.

NOTE 6. INCOME TAXES

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $739,000 may eventually be eliminated if pending approvals are finalized.

NOTE 7. EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:

(a)	Net sales
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	US$’000	US$’000	US$’000	US$’000

Granite mining	57	707	177	1,197
Production of granite slabs	48	112	191	260

	105	819	368	1,457

(b)	Net (loss) income
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	US$’000	US$’000	US$’000	US$’000

Granite mining	(31)	714	(6)	1,050
Production of granite slabs	1	29	10	26

	(30)	743	4	1,076

Reconciliation:
Granite mining	(30)	743	4	1,076
Unallocated corporate income and expenses	(401)	(186)	(1,011)	(691)

	(431)	557	(1,007)	385

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9. AGREEMENTS

On May 10, 2005 an agreement was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd. ("SOREM") is to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou"). In pursuance of this the subsidiary SOREM was incorporated in the Cayman Islands on July 19, 2005. Furthermore, a Chinese company, Rither Rare Earth Metal Material (Huizhou) Co., Ltd. ("REMCO") was formed with a view to carrying on the business agreed. It is planned that SOREM take over REMCO and that REMCO change its name to that of SOREM thereafter. Under the terms of the agreement Huizhou grants a worldwide, exclusive license to SOREM to use certain plants and facilities of Huizhou and certain intellectual property used in the operation of the extraction and processing of rare earth metals and alloys. Once this has been completely set up consideration for such license requires China Granite to issue 7,000,000 shares of its common stock to certain principals and officers of Huizhou. Operations are expected to commence during the final quarter of the year on completion of our due dilligence.

NOTE 10. NOTES PAYABLE

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

The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. The calculation of the original entry was based on the Black Schoels model as follows; FMV of conversion premium on Note Payable $229,125 (406,250 shares * 0.564) (3 yrs) and FMV of warrants on Note Payable $277,062 (406,250 * 0.682) (5 yrs). The valuation of the warrants was based on the following assumptions; Share price; 0.90, dividend; 0, maturity; 5yrs., strike price; 2.00, interest rate; 3.50 and volatility; 120 . per paragraph 19 (issue 6) of EITF 00-27, the discount from beneficial conversion on notes payable are amortized from the date of issuance to the stated date of redmption of the convertible instrument.

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2005	NINE MONTHS ENDED SEPTEMBER 30, 2005
	US$	US$

Net loss	(412,363)	(950,150)
Total compensation expense under the fair-value based method for all awards, net of related tax effects	(19,083)	(57,249)

Pro forma net loss	(431,446)	(1,007,399)

Basic and diluted EPS, as reported	(0.03)	(0.07)

Basic and diluted EPS, pro forma	(0.03)	(0.07)

No information is presented for the three and nine months ended September 30, 2004 because no options and warrants on the notes payable were issued and outstanding during the periods.

On September 30, 2005, we filed a Form 8-K with the SEC disclosing an Item 2.04 event. We disclosed two of the three investors holding Senior Convertible Notes we issued in October of 2004, had sent us notice that they want to be paid back their principal, plus interest at 8% per annum and any unpaid liquidated damages by September 30, 2005. On October 5, 2005, we repaid $296,860.82 to pay off one of the three investors holding Senior Convertible Notes.

We are currently trying to arrange the necessary financing to repay the two remaining Senior Convertible Note holders. We will attempt to raise this additional capital through the private placement of our securities. There is no guarantee, however, that we will be able to successfully raise the required funds for this purpose or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds may seriously jeopardize our future operations.

NOTE 11. SUBSEQUENT EVENTS.

On October 5, 2005 we entered into a series of secured promissory notes in the principle amount of $886,885. The notes are secured by the assets of the Company. The notes were executed in favor of five individuals, including Dong Chen, the President, member of the Board of Directors and significant shareholder of the Company.

The material terms of the and promissory notes are as follows:
º The interest rate is twelve percent (12%) per annum, unless we are in default of the note, in which event the interest rate is 16% per annum until the default is cured;
º Interest payments on the principal amount outstanding is to be paid quarterly (January 4, April 4, July 4 and October 4)
º All principal and unpaid interest is due on the earlier of (a) notice in writing from the holder to the company of default of the note, or (b) October 4, 2006; and
º The loan is secured by all of the assets of the company and is to rank senior in right of payment and priority to all existing and future obligations of the company except for two previously issued 8% convertible promissory notes with an aggregate principal amount of $400,000.

Item 2 - Management Discussion and Analysis or Plan of Operation

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

Announcements

On May 10, 2005 an agreement was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd. ("SOREM") is to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou") as disclosed in our 8K filing of May 20th, 2005. In pursuance of this, the subsidiary SOREM was incorporated in the Cayman Islands on July 19, 2005. Furthermore, a Chinese company, Rither Rare Earth Metal Material (Huizhou) Co., Ltd. ("REMCO") was formed and owned by our British Virgin Islands subsidiary with a view to carrying on the business agreed. It is planned that SOREM take over REMCO from its sister subsidiary (in an effort to restructure and separate operations) and that REMCO change its name to that of SOREM thereafter. Under the terms of the agreement Huizhou grants a worldwide, exclusive license to SOREM to use certain plants and facilities of Huizhou and certain intellectual property used in the operation of the extraction and processing of rare earth metals and alloys. Once this has been completely set up consideration for such license requires China Granite to issue 7,000,000 shares of its common stock to certain principals and officers of Huizhou. Operations are expected to commence during the final quarter on completion of our due dilligence.

On March 20, 2005, the Mining Management office of Shangdong Province, PRC, instructed its branch of Laizhou to close all the mines under its jurisdiction. This was due to a landslide caused by unauthorized mining in the Laizhou area which resulted in the deaths of 16 miners. Our mines are located in a different area to that of the event but were closed nonetheless. On June 15th the mines holding valid licenses (our licenses are in the name of our general manager Ms. Juan Chen who in turn has assigned all rights to the company), including ourselves were informed that they could reopen only to be closed again 20 days later. It was announced that the Mining Management office, the Security & Inspection office and the Environment Protection office would be coming to Laizhou to inspect the area for safety before operations could resume.

On August 31, 2005 we announced that the Mining Management office, the Security & Inspection office, and the Environment Protection office had inspected both of China Granite's mines and had cleared the Company to resume its operations. In conjunction with these safety inspections, the Provincial authorities are attempting to close all illegal mines operating in the area. China Granite is fully permitted and maintains corporate citizenship in the People's Republic of China. China Granite also maintains a safety policy and is aware of its responsibility to its employees. Safety inspections are carried out daily by the quarry masters before work begins, and strict rules are in place to halt work during inclement weather. To date, the Company is proud to confirm that it has an accident free record at both mines.

Financial Information

Financial information for the three and nine months ended September 30, 2005 and 2004 is the historical financial information of the Company (China Granite and its subsidiary Liazhou China combined).

Results of Operation for the Three and Nine Months Ended September 30, 2005 and 2004

Revenues:

Total revenues for the three and nine months ended September 30, 2005, were $105,164 and $367,979 respectively compared to $818,842 and $1,456,534 for the three and nine months ended September 30, 2004. The decrease in revenue for the three and nine months ended September 30, 2005 compared to the same periods of 2004 is explained in greater detail below.

Revenues from granite mining operations for the three and nine months ended September 30, 2005, were approximately $57,000 and $177,000 respectively compared to approximately $707,000 and $1,197,000 for the same periods last year. The decrease of approximately $650,000 and $1,020,000 for the three and nine months respectively was due to the mines being closed (as announced above) during most of the third quarter of 2005. The mines were open for only 30 days in the third quarter of 2005 (see announcement). In the three months ended September 30, 2005, we sold 800 cubic meters of blocks for a total of 2,636 cubic meters for the nine months ended September 30, 2005, compared to 10,384 cubic meters for the three months and 13,535 cubic metres for the six months last year, a decrease of 9,584 cubic meters for the three months and 10,899 for the nine months ended September 30, 2005.

Revenues from processing operations decreased approximately $64,000 to approximately $48,000 for the three months ended September 30, 2005, and decreased approximately $69,000 to approximately $191,000 for the nine months ended September 30, 2005, compared to the same periods last year. The decrease in the three months ended September 30, 2005 is due to less orders being processed due to the lack of availability of granite through the mine closures in the Laizhou area. 3,571 square meters of slabs were sold compared 7,803 square meters for the same period last year. For the nine months ended September 30, 2005 the decrease was also due to fewer slabs being processed because of the mine closure. 13,962 square meters were sold during the nine months ended September 30, 2005 compared to 21,376 square meters for the same period last year. While the large majority of orders processed to date have been for the domestic (Chinese) market, we currently plan, through the construction of a new processing plant, to target the processing of granite for export.

Other Income for the three and nine months ended September 30, 2005, were $4,397 and $27,990 as a result of interest gained and other related fees from loans made to Huizhou Southern Rare Earth Metal Material Co., Ltd. This compares to income of $4,098 for the three months and $10,811 for the nine months to September 30, 2004 arising from interest on loans to the Brazil project. The increases of $299 and $17,179 for the three and nine months respectively are primarily attributable to interest accrued on the applicable loans.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses for the three and nine months ended September 30, 2005 were $387,241 and $982,397 respectively. This is an increase of $180,893 for the three months and $243,655 for the nine months from general and administrative expenses of $206,258 for the three months and $738,742 for the nine months, ended September 30, 2004. These increases are largely attributed to increased liquidated damage and interest fees from the notes payable.

Net Profit:

As a result of the foregoing factors, our net loss for the three and nine months ended September 30, 2005, total $431,446 and $1,007,399 respectively. These compare to profits of $556,565 and $384,964 for the three and nine months ended September 30, 2004. Our net loss per share for the three and nine months ended September 30, 2005, is at $0.03 and $0.07 respectively. This compares profit of $0.04 and $0.03 for the three and nine months ended September 30, 2004.

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

In the past we have been in default under the terms of the Secured Convertible Notes issued in the October Placements since we have not made timely payments. To date, the Company has received two letters from purchasers, dated May 10, 2005 and June 10, 2005, informing the Company that it is in default and have not made timely disclosure of such information. On October 5, 2005, the Company repaid $296,860.82 to one of the three investors holding the Senior Convertible Notes.

On October 19, 2005, the Company filed a Form 8K stating that on October 5, 2005, it entered into a general security agreement and a series of secured promissory notes, dated October 5, 2005, in the principal amount of up to $886,885 with five purchasers (the “October 2005”). One such purchaser was Dong Chen who is our President and CEO.

Our management estimates that after giving effect to the November, December, April, October placements and the October 2005 loan  the current capital reserves that result, combined with the current outstanding accounts receivable, will allow us to operate for at least two months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition. As discussed in the announcement section above, for several months in 2005, all granite mines in the Laizhou mining area were shutdown by the Mining Management Office of Shangdong Province, PRC. This interruption has had a material effect on the corporation's cash flow.

For the next 12 months we expect the primary sources of liquidity to be funds generated by operations, outstanding accounts receivable, and cash on hand. To date, operations have been primarily financed through the issuance of stock.

Seasonal Business:

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended September 30, 2005 and 2004.

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

Research and Development

We did not expend any fund towards research and development during the nine month period ended September 30, 2005 and we do not anticipate incurring any significant expenditures on research and development over the next six months.

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

Risks Relating to Our Operations

We may need further capital. Although we recently repaid certain outstanding debentures, based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for 6 months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of 6 months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

Our mining rights are subject to governmental control and renewal. As stated in the Company’s public filings, on March 20, 2005, the Mining Management office of Shangdong Province, PRC, instructed its branch of Laizhou to close all the mines under its jurisdiction. This was due to a landslide caused by unauthorized mining in the Laizhou area which resulted in the deaths of 16 miners. The Company’s mines are located in a different area than that of the event but were closed nonetheless. On June 15, 2005 the mines holding valid licenses (our licenses are in the name of our general manager Ms. Juan Chen who in turn has assigned all rights to the Company), including ourselves were informed that they could reopen only to be closed again 20 days later. It was announced that the Mining Management office, the Security & Inspection office and the Environment Protection office would be coming to Laizhou to inspect the area for safety before operations could resume. The inspections occurred and the Company resumed mining operations on August 31, 2005.The Company's mining rights are subject to renewals by the relevant governmental authority. The Company is awaiting final approval of its mining rights to the Laizhou Zuocun Town West Jiangjia Village Granite Quarry Group 14. Despite the Company having received written confirmation from the governmental authority, there is no guarantee that the Company will be granted the renewals.

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

Off-Balance Sheet Arrangement
As of September 30, 2005, we have had no off-balance sheet arrangements.

Item 3 - Controls and Procedures
Evaluation of Disclosure Controls and Procedures.

On September 30, 2005, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

Changes in internal controls

There were no significant changes in China Granite's internal controls or in any factors that could significantly affect internal controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

There were no new legal proceeding or significant developments in existing proceedings that occurred during the nine months ended September 30, 2005.

Item 2 - Changes in Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

On October 6, 2004, the Company completed the sale of a $650,000 8% Senior Secured Promissory Note to institutional and accredited investors pursuant to a Secured Promissory Note Purchase Agreement (the "Senior Purchase Agreement"). Under the Senior Purchase Agreement, the Company also issued warrants (the "Warrants") entered into a Secured Convertible Promissory Note (the “Senior Convertible Note”), a Registration Rights Agreement (the “Registration Agreement”), a Security Agreement (“Security Agreement”), among other documents.

The Secured Convertible Note has an aggregate principal amount of $650,000 and is convertible into our Common Stock at the option of the investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. The Company is required to make quarterly interest-only payments of $13,000 to the investors until the Senior Convertible Note is either paid in full or is converted into our common stock. The Company’s obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of our assets pursuant to the Security Agreement. Pursuant to the Registration Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of the Company's common stock underlying the Senior Convertible Note and the Warrant.

Pursuant to the Registration Agreement, the Company was required, to among other things, file a registration statement within 60 days of the Closing, which occurred on September 30, 2005. Because the Company has not yet made filed a registration statement, the Company is required to pay to each purchaser an amount equal to one percent (1%) per 30-day period of the purchase price paid for the Secured Convertible Note purchased by such purchaser. Thereafter, for every 30 days that pass, the Company is required to pay to each purchaser an additional amount equal to one percent (1%) of the purchase price paid for the Secured Convertible Note purchased by such purchaser.

In addition, in the past the Company has been in default under the terms of the Secured Convertible Notes since we have not made timely payments. To date, the Company has received two letters from purchasers, dated May 10, 2005 and June 10, 2005, informing the Company that it is in default and have not made timely disclosure of such information.

On October 5, 2005, the Company repaid $296,860.82 to one of the three investors holding the Senior Convertible Notes.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

On October 5, 2005 we entered into a series of secured promissory notes in the principle amount of $886,885. The notes are secured by the assets of the Company. The notes were executed in favor of five individuals, including Dong Chen, the President, member of the Board of Directors and significant shareholder of the Company. The material terms of the promissory notes are as follows:

º The interest rate is twelve percent (12%) per annum, unless we are in default of the note, in which event the interest rate is 16% per annum until the default is cured;
º Interest payments on the principal amount outstanding is to be paid quarterly (January 4, April 4, July 4 and October 4)
º All principal and unpaid interest is due on the earlier of (a) notice in writing from the holder to the company of default of the note, or (b) October 4, 2006; and
º The loan is secured by all of the assets of the company and is to rank senior in right of payment and priority to all existing and future obligations of the company except for two previously issued 8% convertible promissory notes with an aggregate principal amount of $400,000.

Item 6 - Exhibits and Reports on Form 8-K
Exhibits

Exhibit Number	Exhibit Title
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K

On August 3, 2005, the Company filed an amended Form 8K stating that pursuant to paragraph (a) of Item 402, its previously issued financial statements covering the balance sheet of Laizhou Jia Sheng Stone Company Limited as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the period from January 9, 2003 (date of incorporation) to December 31, 2003 (the “Financial Statements”) should no longer be relied upon because of changes to such Financial Statements.

On August 15, 2005 the Company file a Form 8K stating that its mines were closed on March 20, 2005, by the Mining Management office of Shangdong Province, PRC.

On September 6, 2005, the Company filed a Form 8k stating that the Mining Management office, the Security & Inspection office, and the Environment Protection Office of Shandong Province, PRC (the "Mining Management Office") inspected both of the Company’s mines and approved of the mines to resume operations.

On September 30, 2005 the Company filed a Form 8K stating (i) it was in defaulted on certain secured promissory notes dated October 6, 2004, (ii) it was talking with investors, (iii) the SEC had issued the Company a comment letter.

On October 7, 2005 the Company filed an amended Form 8K amending its Form 8K filed on September 30, 2005.

On October 19, 2005, the Company filed a Form 8K stating that (i) on October 5, 2005, it entered into a general security agreement and a series of secured promissory notes, dated October 5, 2005, in the principal amount of up to $886,885 with five purchasers, (ii) on October 5, 2005, it repaid $296,860.82 to one of the three investors holding Senior Convertible Notes of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 19, 2005

CHINA GRANITE CORPORATION

By: /s/ Dong Chen
Dong Chen, President and CEO

By: /s/ Costas Takkas
Costas Takkas, CFO and
Chief Accounting Officer