Form 10QSB/A
period 2004-03-31
CHINA GRANITE CORP
filed 2006-03-01
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

*	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ____ to______.

Commission file number: 000-30516

CHINA GRANITE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	880448920
(State of Other Jurisdictionin corporation or organization)	(I.R.S. Employer I.D. No.)

2642 Collins Avenue, Suite 305, Miami, FL 33140
(Address of principal executive offices)

Issuer's telephone number (305) 534-1684
_______________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

14,808,000 common shares issued and outstanding as of May 13, 2004

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

ii

iii

PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet March 31, 2004
(unaudited)

US$
ASSETS

Current assets
Cash and cash equivalents	181,239
Accounts receivable	370,989
Note receivable	330,735
Inventories	137,903
Deposits, prepayments and other receivables	93,902

Total current assets	1,114,768

Plant and equipment, net	2,684,374
Equipment deposits	374,706
Mineral interests, net	1,514,278
Deferred stripping costs, net	932,330

Total assets	6,620,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accruals	43,142
Business and resource tax and government surcharges payable	201,556
Shareholders advances	316,086
Income tax payable	720,544

Total current liabilities	1,281,328

Stockholders’ equity
Common stock	14,308
Additional paid-in capital Subscriptions receivable	4,349,209 (335,000)
Dedicated reserves	211,247
Currency translation adjustment	(835)
Retained earnings	1,100,199

Total stockholders’ equity	5,339,128

Total liabilities and stockholders’ equity	6,620,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Unaudited Condensed Statements of Operations for the three
months ended March 31, 2004 and 2003

	THREE MONTHS ENDED MARCH 31,
	2004 US$	2003 US$

Net sales	27,401	25,211

Cost of sales	(9,529)	(13,943)

Gross profit	17,872	11,268

Selling, general and administrative expenses	(172,642)	(24,482)

Operating (loss) income	(154,770)	(13,214)

Other income:
Interest income	3,293	285

(Loss) income before income taxes	(151,477)	(12,929)

Provision for income taxes	-	(5,172)

Net (loss) income	(151,477)	(18,101)

Basic and diluted earnings per share	(0.014)	(0.004)

Weighted average number of shares outstanding	10,998,667	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Unaudited Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 2004 and 2003

	THREE MONTHS ENDED MARCH 31,

	2004 US$	2003 US$
Cash flows from operating activities
Net (loss) income	(151,477)	(18,101)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	49,433	10,708
Amortization of Mineral Interest	0	580
Amortization of deferred stripping costs	0	354
Changes in operating assets and liabilitiesAccounts receivable	(128,176)	0
Deposits, prepayments and other receivables	(361,213)	(3,020)
Inventories	(23,495)	(18,365)
Accounts payable and accruals	(135,859)	1,589,397
Business and resource tax and government surcharge payable	1957	1,675
Income taxes payable	0	5,172

Net cash (used in) provided by operating activities	(748,830)	1,568,400

Cash flows from investing activities
Acquisition of plant and equipment	(75,554)	(1,151,949)
Acquisition of mineral interests	-	(845,707)
Cash received in a recapitalization of the Company	269,243	-

Net cash used in investing activities	193,689	(1,997,656)

Cash flows from financing activities
Proceeds from issuance of common stock	590,000	604,076
Shareholders advances	104,733	0

Net cash provided by financing activities	694,733	604,076

Currency translation adjustment	(68)	0

Net increase in cash and cash equivalents	139,524	174,820
Cash and cash equivalents, beginning of period	41,715	-

Cash and cash equivalents, end of period	181,239	174,820

Non-cash investing and financing activities:
Acquisition of plant and equipment funded by shareholders	-	1,145,822
Acquisition of inventories funded by shareholders	-	317,285
Acquisition of mineral interest funded by shareholders	-	724,892
Common Stock Subscriptions receivable	335,000	-
Non-monetary assets acquired in a recapitalization of the Company on February 5, 2004
Fair Value of non-monetary assets received	436,934	-
Liabilities assumed	(59,524)	-
Cash received	269,243	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders' equity

	Common stock
	Shares	Amount	Additional paid-in capital	Subscriptions receivable	Dedicated reserves	Currency Translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-	-
Plant and equipment, $1,145,822	-	-	-	-	-	-	-	-
Inventories, $317,285	-	-	-	-	-	-	-	-
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	-	2,791,864

Currency translation	-	-	-	-	-	(767)	-	(767)

Net income	-	-	-	-	-	-	1,462,923	1,462,923
Transfer	-	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	-	211,247	(767)	1,251,676	4,254,020
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	-	646,653
Stock subscribed in private placement, net	310,000	310	924,690	(335,000)	-	-	-	590,000

Currency translation	-	-	-	-	-	(68)	-	(68)

Net loss	-	-	-	-	-	-	(151,477)	(151,477)

Balances, March 31, 2004	14,308,000	14,308	4,349,209	(335,000)	211,247	(835)	1,100,199	5,339,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Financial Statements (unaudited)

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

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB/A for the year ended December 31, 2003, and the financial statements of China Laizhou Bay Mining International Corporation included in the Company's Form 8-K/A filed April 19, 2004.

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

Management believes that the units-of-production method results in a better matching of current costs with current revenues and that costs incurred during the development of the mine should be capitalized under EITF 04-6 “Accounting for Stripping Costs Incurred during Production in the Mining Industry” and amortized using the units-of production method.

The restatement is attributable only to the non-recognition of (i) amortization of mineral interests; and (ii) amortization of deferred stripping costs; and (iii) capitalization of stripping costs and (iv) additional tax arise from amortization of mineral rights and stripping costs. The restatement decreased the Company’s net loss for the three months ended March 31, 2004 by US$16,606.

The dollar effects of the retroactive application of the restatement to net loss, additional paid-up capital, retained earnings, stockholders’ equity and total assets throughout the period is summarized in the table below:

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Restatement of financial statements (Continued)

	THREE MONTHS ENDED MARCH 31, 2004
		Per share
	US$	US$
(1) Net loss

- As previously reported	(168,083)	(0.02)

Adjustments:
(i) Amortization of mineral right	16,606	-

- As restated	(151,477)	(0.014)

	AT DECEMBER 31, 2003	AT MARCH 31, 2004,
	US$	US$
(2) Additional paid-in capital (“APIC”) (no effect on restatement)	2,187,999	4,349,209

(3) Retained earnings

- As previously reported	619,875	451,792

Adjustments:
(i) Amortization of mineral rights	10,656	27,262
(ii) Amortization of stripping costs	932,330	932,330
(iv) Additional income tax provided	(311,185)	(311,185)

- As restated	1,251,676	1,100,199

(4) Ordinary stock (no effect on restatement)	603,865	14,308

(5) Currency translation adjustment (no effect on restatement)	(767)	(835)

(6) Dedicated reserves (no effect on restatement)	211,247	211,247

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Restatement of financial statements (Continued)

	AT DECEMBER 31, 2003	At March 31, 2004,
	US$	US$
(7) Stockholders’ equity (sum of (2) + (3) + (4) + (5) + (6))

- As previously reported	3,622,219	4,691,488
- Currency translation adjustment		(767)

Adjustments:
(i) Amortization of mineral rights	10,656	27,262
(ii) Amortization of stripping costs	932,330	932,330
(iv) Additional income tax provided	(311,185)	(311,185)

- As restated	4,254,020	5,339,128

(8) Total liabilities

- As previously reorted	939,788	970,286
- Income tax adjustment		(143)

Adjustments:
(iv) Additional income tax provided	311,185	311,185

- As restated	1,250,973	1,281,328

(9) Total liabilities and stockholders’ equity (sum of (7) + (8))

- As restated	5,504,993	6,620,456

(10) Total assets

- As previously reported	4,562,007	5,661,774
- Fixed asset adjustment		(910)

Adjustments:
(i) Amortization of mineral rights	10,656	27,262
(ii) Amortization of stripping costs	(33,854)	(33,854)
(iii) Capitalization of stripping costs	966,184	966,184

- As restated	5,504,993	6,620,456

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

NOTE 4. STOCK OPTIONS

During the three months ended March 31, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The share price for 840,000 shares was $4 per share, and the balance of 120,000 were granted at $5.20 per share. None of the shares issued are vested as of March 31, 2004 consequently no compensation expense attributable to these shares was recorded in accordance with FASB 123 which the Company is considering adopting.

NOTE 5. SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2003 and 2004.

NOTE 6. INCOME TAXES

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $720,000 may eventually be eliminated if pending approvals are finalized.

NOTE 7. EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

As per above, none of the stock options issued were vested during the three months ended March 31, 2004. Therefore, basic and diluted earnings per share are the same.

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

There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:

(a)	Net sales

	THREE MONTHS ENDED MARCH 30,
	2004	2003
	US$’000	US$’000

Granite mining	0	23
Production of granite slabs	27	2

	27	25

(b)	Net (loss) income

	THREE MONTHS ENDED MARCH 30,
	2004	2003
	US$’000	US$’000

Granite mining	1	(3)
Production of granite slabs	(1)	(2)

	0	(5)

Reconciliation:
Granite mining	0	(5)
Unallocated corporate income and expenses	(151)	(13)

	(151)	(18)

ITEM 2.	Management's Discussion and Analysis or Plan of Operation

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

Net Loss. As a result of the foregoing factors, the Company's net loss increased to $151,477 for the three months ended March 31, 2004, from a net loss of $18,101 for the three months ended March 31, 2003. The Company's net loss per share increased to $0.014 for the three months ended March 31, 2004, from a loss of $0.004 for the three months ended March 31, 2003.

Laizhou China

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Laizhou China's revenues for the three months ended March 31, 2004 were $27,401, of which $0.00 came from granite mining and $27,401 from the production of granite slabs and ornaments. This compares with $25,211 for the three months ended March 31, 2003, $23,716 of which came from granite mining and $1,405 of which came from the production of granite slabs and ornaments.

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

Net loss. As a result of the foregoing factors, Laizhou China's net loss for the three months ended March 31, 2004, was $64,371 compared to a net loss for the three months ended March 31, 2003, of $18,101. A loss is usually expected during this time of the year as operations are closed for the winter months due to the weather and the Chinese holidays.

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

We believe that our operations and facilities, both owned and leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 21 of this Form 10-QSB/A. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

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

February 8, 2006

CHINA GRANITE CORPORATION

By:	/s/ Dong Chen
President and CEO

By:	/s/ Costas Takkas
CFO and Chief Accounting Officer