Form 10QSB/A
period 2004-06-30
CHINA GRANITE CORP
filed 2006-03-01
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA GRANITE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

US$
ASSETS

Current assets
Cash and cash equivalents	138,245
Accounts receivable	772,624
Note receivable	333,976
Inventories	164,310
Deposits, prepayments and other receivables	491,852

Total current assets	1,901,007

Plant and equipment, net	3,408,869
Mineral interests, net	1,502,295
Deferred stripping costs, net	924,794

Total assets	7,736,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accruals	70,204
Business and resource tax and government surcharges payable	238,180
Shareholders advances	485,828
Income tax payable	720,536

Total current liabilities	1,514,748

Stockholders’ equity
Common stock	14,498
Additional paid-in capital	4,919,019
Dedicated reserves	211,247
Currency translation adjustment	(2,622)
Retained earnings	1,080,075

Total stockholders’ equity	6,222,217

Total liabilities and stockholders’ equity	7,736,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,

	2004	2003

	US$	US$

Net sales	610,291	626,642

Cost of sales	(274,020)	(83,156)

Gross profit	336,271	543,486

Selling, general and administrative expenses	(359,815)	(16,734)

Operating (loss) income	(23,544)	526,752

Other income:
Interest income	3,420	4

(Loss) income before income taxes	(20,124)	526,756

Provision for income taxes	-	(164,389)

Net (loss) income	(20,124)	362,367

Basic and diluted earnings per share	(0.01)	0.07

Weighted average number of shares outstanding	14,468,769	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2004	2003

	US$	US$

Net sales	637,692	651,853

Cost of sales	(283,549)	(97,104)

Gross profit	354,143	554,749

Selling, general and administrative expenses	(532,457)	(41,216)

Operating (loss) income	(178,314)	513,533

Other income:
Interest income	6,713	289

(Loss) income before income taxes	(171,601)	513,822

Provision for income taxes	-	(169,561)

Net (loss) income	(171,601)	344,261

Basic and diluted earnings per share	(0.01)	0.07

Weighted average number of shares outstanding	14,035,620	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2004	2003

	US$	US$
Cash flows from operating activities
Net (loss) income	(171,601)	344,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	105,535	27,492
Amortization of mineral interests	11,983	14,721
Amortization of stripping costs	7,536	8,917
Changes in operating assets and liabilities:
Accounts receivable	(529,811)	-
Deposits, prepayments and other receivables	(394,139)	(14,795)
Inventories	(49,902)	(137,966)
Accounts payable and accruals	(101,903)	487,638
Business and resource tax and government surcharge payable	38,581	45,286
Income taxes payable	(8)	169,561

Net cash (used in) provided by operating activities	(1,083,729)	945,115

Cash flows from investing activities
Acquisition of plant and equipment	(856,152)	(1,204,440)
Acquisition of mineral interests	-	(845,156)
Acquisition of deferred stripping costs	-	(304,118)
Cash received in a recapitalization of the Company	269,243	-

Net cash used in investing activities	(586,909)	(2,353,714)

Cash flows from financing activities
Proceeds from issuance of common stock	1,495,000	603,865
Shareholders advances	274,023	845,411

Net cash provided by financing activities	1,769,023	1,449,276

Currency translation adjustment	(1,855)	(767)

Net increase in cash and cash equivalents	96,530	39,910
Cash and cash equivalents, beginning of period	41,715	-

Cash and cash equivalents, end of period	138,245	39,910

Non-cash investing and financing activities:
Acquisition of plant and equipment funded by shareholders	-	1,145,822
Acquisition of inventories funded by shareholders	-	317,285
Acquisition of mineral interest funded by shareholders	-	724,892
Issuance of common stock for recapitalization	5,000	-

Income taxes paid	8	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822	-	-	-	-	-	-	-
Inventories, $317,285	-	-	-	-	-	-	-
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864

Currency translation	-	-	-	-	(767)	-	(767)

Net income	-	-	-	-	-	1,462,923	1,462,923
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,251,676	4,254,020
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000

Currency translation	-	-	-	-	(1,855)	-	(1,855)

Net loss	-	-	-	-	-	(171,601)	(171,601)

Balances, June 30, 2004	14,498,000	14,498	4,919,019	211,247	(2,622)	1,080,075	6,222,217

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

Management believes that the units-of-production method results in a better matching of current costs with current revenues and that costs incurred during the development of the mine should be capitalized under EITF 04-6 “Accounting for Stripping Costs Incurred during Production in the Mining Industry” and amortized using the units-of production method

The restatement is attributable only to the non-recognition of (i) amortization of mineral interests; and (ii) amortization of deferred stripping costs; and (iii) capitalization of stripping costs and (iv) additional tax arise from amortization of mineral rights and stripping costs. The restatement increased the Company’s net loss for the three months ended June 30, 2004 by US$2,912 and decreased the Company’s net loss for the six months ended June 30, 2004 by US$13,694 respectively.

The dollar effects of the retroactive application of the restatement to net loss, additional paid-up capital, retained earnings, stockholders’ equity and total assets throughout the period is summarized in the table below:

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Restatement of financial statements (Continued)

	THREE MONTHS ENDED JUNE 30, 2004		SIX MONTHS ENDED JUNE 30, 2004

		Per share		Per share

	US$	US$	US$	US$
(1) Net loss

- As previously reported	(17,712)	(0.01)	(185,295)	(0.01)

Adjustments:
(i) Amortization of mineral right	4,624	-	21,230	-
(ii) Amortization of stripping costs	(7,536)	-	(7,536)	-

- As restated	(20,624)	(0.01)	(171,601)	(0.01)

	AT DECEMBER 31, 2003	AT JUNE 30, 2004,

	US$	US$

(2) Additional paid-in capital (“APIC”) (no effect on restatement)	2,187,999	4,919,019

(3) Retained earnings

- As previously reported	619,875	434,580

Adjustments:
(i) Amortization of mineral rights	10,656	31,886
(ii) Amortization of stripping costs	932,330	924,794
(iv) Additional income tax provided	(311,185)	(311,185)

- As restated	1,251,676	1,080,075

(4) Ordinary stock (no effect on restatement)	603,865	14,498

(5) Currency translation adjustment (no effect on restatement)	(767)	(2,622)

(6) Dedicated reserves (no effect on restatement)	211,247	211,247

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Restatement of financial statements (Continued)

	AT DECEMBER 31, 2003	AT JUNE 30, 2004,

	US$	US$
(7) Stockholders’ equity (sum of (2) + (3) + (4) + (5) + (6))

- As previously reported	3,622,219	5,576,722

Adjustments:
(i) Amortization of mineral rights	10,656	31,886
(ii) Amortization of stripping costs	932,330	924,794
(iv) Additional income tax provided	(311,185)	(311,185)

- As restated	4,254,020	6,222,217

(8) Total liabilities

- As previously reported	939,788	1,203,563

Adjustments:
(iv) Additional income tax provided	311,185	311,185

- As restated	1,250,973	1,514,748

(9) Total liabilities and stockholders’ equity (sum of (7) + (8))

- As restated	5,504,993	7,736,965

(10) Total assets

- As previously reported	4,562,007	6,780,285

Adjustments:
(i) Amortization of mineral rights	10,656	31,886
(ii) Amortization of stripping costs	(33,854)	(41,390)
(iii) Capitalization of stripping costs	966,184	966,184

- As restated	5,504,993	7,736,965

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

NOTE 3. PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of June 30, 2004 and 2003 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-based employee compensation cost is reflected over the options’ vesting period of 6 months. The following table illustrates the effect on net loss and earnings per share (“EPS”) for the three and six months ended June 30, 2004, if we had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation:

NOTE 4. STOCK OPTIONS (Continued)

	THREE MONTHS ENDED JUNE 30, 2004	SIX MONTHS ENDED JUNE 30, 2004
	US$	US$

Net loss	(20,124)	(171,601)

Total stock-based employee compensation expense under the fair-value based method for all awards, net of related tax effects	(1,737,000)	(2,713,640)

Pro forma net loss	(1,757,124)	(2,885,241)

Basic and diluted EPS, as reported	(0.01)	(0.01)

Basic and diluted EPS, pro forma	(0.12)	(0.21)

No information is presented for the three and six months ended June 30, 2003 because no stock options were issued and outstanding during the periods.

NOTE 5. SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2003 and 2004. Operations resume during the three months ended June 30, 2003 and 2004.

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

There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:

(a)	Net sales
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2004	2003	2004	2003

	US$’000	US$’000	US$’000	US$’000

Granite mining	492	620	492	643
Production of granite slabs	118	7	146	9

	610	627	638	652

(b)	Net (loss) income
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003

	US$’000	US$’000	US$’000	US$’000

Granite mining	335	445	336	442
Production of granite slabs	(2)	5	(3)	3

	333	450	333	445

Reconciliation:
Granite mining	333	450	333	445
Unallocated corporate income and expenses	(353)	(88)	(504)	(101)

	(20)	362	(171)	344

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

Revenues from granite mining operations for the six months ended June 30, 2004, were approximately $492,000 compared to $643,000 for the same period last year. The decrease of approximately $150,000 was due in part to the restructuring and design of our quarry operations in an attempt to be more productive in the future

Revenues from processing operations for the six months increased to approximately $146,000 for the six months ended June 30, 2004, from approximately $9,000 for the six months ended June 30, 2003. This increase is due to the increase in orders for processed granite. While the large majority of orders processed to date have been for the domestic (Chinese) market, sometime in the future we hope to target the processing of granite for export.

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

Net Loss:

As a result of the foregoing factors, our net loss for the six months to June 30, 2004, totals $171,601 compared to a profit of $344,261 for the six months to June 30, 2003. The three months ended June 30, 2004, only contributed a net loss of $20,124 compared to a profit of $362,367 for the three months ended June 30, 2003. Our net loss per share stands at $0.01 down from a profit of $0.07 to the date in 2003.

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

We believe that our operations and facilities, both owned and leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 19 of this Form 10-QSB/A. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

•	discuss our expectations about our future performance;
•	contain projections of our future operating results or of our future
•	financial condition; or
•	state other "forward-looking" information.

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