Form 10QSB/A
period 2004-09-30
CHINA GRANITE CORP
filed 2006-03-01
CIK 7059

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

PART I - FINANCIAL INFORMATION

Part I - Financial Information

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

US$
ASSETS

Current assets
Cash and cash equivalents	7,307
Accounts receivable	1,209,879
Note receivable	542,988
Inventories	208,786
Deposits, prepayments and other receivables	589,239

Total current assets	2,558,199

Plant and equipment, net	3,641,765
Mineral interests, net	1,463,792
Deferred stripping costs, net	1,167,907

Total assets	8,831,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable and accruals	597,751
Business and resource tax and government surcharges payable	284,882
Shareholders advances	449,712
Income tax payable	720,536

Total current liabilities	2,052,881

Stockholders’ equity
Common stock	14,498
Additional paid-in capital	4,919,019
Dedicated reserves	211,247
Currency translation adjustment	(2,622)
Retained earnings	1,636,640

Total stockholders’ equity	6,778,782

Total liabilities and stockholders’ equity	8,831,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I - Financial Information

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	US$	US$

Net sales	818,842	1,586,899

Cost of sales	(60,090)	(226,455)

Gross profit	758,752	1,360,444

Selling, general and administrative expenses	(206,285)	(83,040)

Operating (loss) income	552,467	1,277,404

Other income:
Interest income	4,098	121

(Loss) income before income taxes	556,565	1,277,525

Provision for income taxes	-	(421,584)

Net (loss) income	556,565	855,941

Basic and diluted earnings per share	0.04	0.17

Weighted average number of shares outstanding	14,498,000	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I - Financial Information

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	US$	US$

Net sales	1,456,534	2,238,752

Cost of sales	(343,639)	(323,559)

Gross profit	1,112,895	1,915,193

Selling, general and administrative expenses	(738,742)	(124,256)

Operating (loss) income	374,153	1,790,937

Other income:
Interest income	10,811	410

(Loss) income before income taxes	384,964	1,791,347

Provision for income taxes	-	(591,145)

Net (loss) income	384,964	1,200,202

Basic and diluted earnings per share	0.03	0.24

Weighted average number of shares outstanding	14,190,876	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I - Financial Information

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
	US$	US$
1 Cash flows from operating activities
Net (loss) income	384,964	1,200,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	168,420	61,613
Amortization of mineral interests	50,486	55,583
Amortization of stripping costs	39,785	34,835
Provision for doubtful debts	218,658	0
Changes in operating assets and liabilities:
Accounts receivable	(1,185,724)	0
Deposits, prepayments and other receivables	(700,538)	(209,649)
Inventories	(94,378)	(355,065)
Accounts payable and accruals	425,644	1,007,124
Business and resource tax and government surcharge payable	85,283	135,092
Income taxes payable	(8)	591,145

2 Net cash (used in) provided by operating activities	(607,408)	2,520,880

3 Cash flows from investing activities
Acquisition of plant and equipment	(1,151,933)	(2,202,120)
Acquisition of mineral interests	-	(2,132,595)
Acquisition of deferred stripping costs	(275,362)	(966,184)
Cash received in a recapitalization of the Company	269,243	-

4 Net cash used in investing activities	(1,158,052)	(5,300,899)

Cash flows from financing activities
Proceeds from issuance of common stock	1,495,000	603,865
Shareholders advances	237,907	2,187,232

5 Net cash provided by financing activities	1,732,907	2,791,097

Currency translation adjustment	(1,855)	(767)

Net increase in cash and cash equivalents	(34,408)	10,311
Cash and cash equivalents, beginning of period	41,715	-

Cash and cash equivalents, end of period	7,307	10,311

6 Non-cash investing and financing activities:
Acquisition of plant and equipment funded by shareholders	-	1,145,822
Acquisition of inventories funded by shareholders	-	317,285
Acquisition of mineral interest funded by shareholders	-	724,892
Issuance of common stock for recapitalization	5,000	-

Income taxes paid	8	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I - Financial Information

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822	-	-	-	-	-	-	-
Inventories, $317,285	-	-	-	-	-	-	-
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864

Currency translation	-	-	-	-	(767)	-	(767)

Net income	-	-	-	-	-	1,462,923	1,462,923
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,251,676	4,254,020
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000

Currency translation	-	-	-	-	(1,855)	-	(1,855)

Net profit	-	-	-	-	-	384,964	384,964

Balances, September 30, 2004	14,498,000	14,498	4,919,019	211,247	(2,622)	1,636,640	6,778,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Part I - Financial Information

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

The restatement is attributable only to the non-recognition of (i) amortization of mineral interests; and (ii) amortization of deferred stripping costs; and (iii) capitalization of stripping costs and (iv) additional tax arise from amortization of mineral rights and stripping costs. The restatement increased the Company’s net profit for the three months ended September 30, 2004 by US$221,217 and increased the Company’s net profit for the nine months ended September 30, 2004 by US$234,910 respectively.

The dollar effects of the retroactive application of the restatement to net profit, additional paid-up capital, retained earnings, stockholders’ equity and total assets throughout the period is summarized in the table below:

Part I - Financial Information

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Restatement of financial statements (Continued)

	THREE MONTHS ENDED SEPTEMBER 30, 2004		NINE MONTHS ENDED SEPTEMBER 30, 2004
		Per share		Per share
	US$	US$	US$	US$
(1) Net loss

- As previously reported	335,348	0.02	150,054	0.01
- Additional stripping costs	275,362		275,362

Adjustments:
(i) Amortization of mineral right	(21,896)	-	(667)	-
(ii) Amortization of stripping costs	(32,249)	-	(39,785)	-

- As restated	556,565	0.04	384,964	0.03

	AT DECEMBER 31, 2003	AT SEPTEMBER 30, 2004,
	US$	US$

(2) Additional paid-in capital (“APIC”) (no effect on restatement)	2,187,999	4,919,019

(3) Retained earnings

- As previously reported	619,875	769,929

Adjustments:
(i) Amortization of mineral rights	10,656	9,989
(ii) Amortization of stripping costs	932,330	1,167,907
(iv) Additional income tax provided	(311,185)	(311,185)

- As restated	1,251,676	1,636,640

(4) Ordinary stock (no effect on restatement)	603,865	14,498

(5) Currency translation adjustment (no effect on restatement)	(767)	(2,622)

(6) Dedicated reserves (no effect on restatement)	211,247	211,247

Part I - Financial Information

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Restatement of financial statements (Continued)

	AT DECEMBER 31, 2003	AT SEPTEMBER 30, 2004,
	US$	US$

(7) Stockholders’ equity (sum of (2) + (3) + (4) + (5) + (6))

- As previously reported	3,622,219	5,912,071

Adjustments:
(i) Amortization of mineral rights	10,656	9,989
(ii) Amortization of stripping costs	932,330	1,167,907
(iv) Additional income tax provided	(311,185)	(311,185)

- As restated	4,254,020	6,778,782

(8) Total liabilities

- As previously reported	939,788	1,741,696

Adjustments:
(iv) Additional income tax provided	311,185	311,185

- As restated	1,250,973	2,052,881

(9) Total liabilities and stockholders’ equity (sum of (7) + (8))

- As restated	5,504,993	8,831,663

(10) Total assets

- As previously reported	4,562,007	7,653,767

Adjustments:
(i) Amortization of mineral rights	10,656	9,989
(ii) Amortization of stripping costs	(33,854)	(73,639)
(iii) Capitalization of stripping costs	966,184	1,241,546

- As restated	5,504,993	8,831,663

Part I - Financial Information

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

NOTE 4. STOCK OPTIONS

During the three months ended March 31, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The share price for 840,000 shares was $4 per share, and the balance of 120,000 were granted at $5.20 per share. No stock options were issued during the current quarter. None of the shares issued are vested as of September 30, 2004 and the exercise price of all stock options granted are based on the market price of the Company’s stock on the date of grant, consequently no compensation expense attributable to these shares was recorded in accordance with APB Opinion No. 25. Subsequently, the Company has decided to cancel all outstanding options and has not re-issued any such stock options as of November 10, 2004. The outstanding options will be cancelled upon receipt of the written consent of the optionees to such cancellation.

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

Part I - Financial Information

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

There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:

(a)	Net sales

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	US$’000	US$’000	US$’000	US$’000

Granite mining	707	1,366	1,197	2,009
Production of granite slabs	112	221	260	230

	819	1,587	1,457	2,239

(b)	Net (loss) income

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
	US$’000	US$’000	US$’000	US$’000

Granite mining	714	846	1,050	1,288
Production of granite slabs	29	59	26	62

	743	905	1,076	1,350

Reconciliation:
Granite mining	743	905	1,076	1,350
Unallocated corporate income and expenses	(186)	(49)	(691)	(150)

	557	856	385	1,200

NOTE 9. UBSEQUENT EVENTS

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

Revenues:

Total revenues for the three months ended September 30, 2004, were $818,842, compared to $1,586,899 for the three months ended September 30, 2003. This contributed to revenue of $1,456,534 for the nine months to September 30, 2004, compared to $2,238,752 for the nine months to September 30, 2003. The decrease in revenue for the three and nine months ended September 30, 2004 compared to the same periods of 2003 is explained in greater detail below. Please see Note 5 to our financial statements regarding the seasonal nature of our operations.

Revenues from granite mining operations for the nine months ended September 30, 2004, were approximately $1,197,000 compared to $2,009,000 for the same period last year. The decrease of $812,000 was due in part to the restructuring and design of our quarry operations in an attempt to be more productive in the future.

Revenues from processing operations for the nine months increased to approximately $260,000 for the nine months ended September 30, 2004, from approximately $230,000 for the nine months ended September 30, 2003. This increase is due to the increase in orders for processed granite. While the large majority of orders processed to date have been for the domestic (Chinese) market, in the future we hope to target the processing of granite for export.

Other Income for the nine months ended September 30, 2004 was $10,811 compared to $410 for the same period in 2003. This is primarily due from interest accrued on the loan to CPL Arbor in Brazil.

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

Net Profit:

As a result of the foregoing factors, our net profit for the nine months to September 30, 2004, totals $384,964 compared to a profit of $1,200,202 for the nine months to September 30, 2003. The three months ended September 30, 2004, contributed a net profit of $556,565 compared to a profit of $855,941 for the three months ended September 30, 2003. Our net profit per share for the three months to September 30, 2004 stands at $0.04 down from a net profit per share of $0.17 to September 30, 2003. While this is an improvement from a net loss per share of $0.01 for the three months ended June 30, 2004, there has been a decrease from 2003 to 2004.

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

RISKS RELATING TO OUR OPERATIONS:

WE MAY NEED FURTHER CAPITAL.

Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures for 12 months. However, if the Company desires to substantially expand its operations, such as the acquisition of Yin Lei, more capital will be required. The Company will then need to raise such funds from the equity markets. After 12 months or upon completion of a major acquisition, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of 12 months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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