Form 10KSB/A
period 2004-12-31
CHINA GRANITE CORP
filed 2006-03-01
CIK 7059

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

Unless otherwise specified or the context OTHERWISE requires, in this Form 10-KSB/A (the “Form 10-KSB”) the terms the "Company", "China Granite", "we", and "our" shall mean the operations or business of China Granite Corporation, a Nevada corporation, and its subsidiaries. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Arbor" shall refer to our operations prior to the reorganization with Laizhou.

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

Reserves

According to Industry Guide 7 ("Industry Guide 7") promulgated by the SEC pursuant to the Securities Act of 1933, as amended, a "reserve" is defined as "[t]hat part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." Further, Industry Guide 7 defines two types of reserves, "proven (measured) reserves" and "probable (indicated) reserves." Our determination of our reserves, proven and probable, is based solely upon a report from an Italian consulting geologist hired by us to evaluate our quarrying operations. This geologist based his report solely upon visual inspection and rough measurements. We have not engaged in any topographic mapping, site surveys or sample analysis in order to determine our reserves. Based solely upon this geologist's visual determinations that Group 14 Quarry is approximately 12 hectares and that the upper outcrops of granite extend at least 150 meters above the base of the valley, we believe that Group 14 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. Based solely upon this geologist's visual determinations that No. 1 Quarry is approximately 15 hectares and that the upper outcrops of granite extend at least 130 meters above the base of the valley, we believe that Group 1 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. The recoverable granite of 1,000,000 cubic meters at Group 14 Quarry and No.1 Group Quarry respectively are used as a basis for amortization. The annual production at Group 14 Quarry is estimated to be about 7,000 cubic meters, whereas the annual production at No.1 Group Quarry is estimated to be about 10,000 cubic meters. The stripping ratio used as a basis for amortization is about 3-4%. Currently, we are assessing whether we will refine the estimate of our reserves with any surveys, geologic mapping, professional consultants, sampling, geologic mapping or topographic reconciliations.

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

We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 14 of this Form 10-KSB. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

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

Stripping costs:

The table below shows the stripping costs incurred during the year split into the major components and attributable to the respective reserves that benefited from the stripping activities:

		Stripping Costs Total	Road Maintenance	Removal of overburden
		$	$	$
2004	No. 1 Quarry	157,005	48,309	108,696
	Group 14 Quarry	118,357	13,285	105,072
		275,362	61,594	213,768

2003	No. 1 Quarry	559,179	148,551	410,628
	Group 14 Quarry	407,005	96,618	310,387
		966,184	245,169	721,015

Costs of sales includes attributable stripping costs of $39,031 (2003 - $38,990) allocated to the years production.

Mining Plan:

The table below outlines our present mining plans for year 2005 the respective quarries:

Mine Plans for the reserves	Group 14 Quarry	No. 1 Quarry

planned annual mine production rate	7,000 cubic meters	10,000 cubic meters

planned mine life	20 years	30 years

planned mine operating costs	$66.425 per cu.m.	$48.309 per cu.m.
Total costs	$464,975	$483,090

planned processing & finishing costs	-	-

planned administrative & sales costs	$95,062	$92,593

planned sales volume and price	$132.85 per cu.m.	$90.58 per cu.m.
Total sales	$929,950	$905,800

future planned capital expenditures	$74,074	$111,111

General and Administrative Expenses:

General and administrative expenses for the year ended December 31, 2004 were $1,135,188 compared to approximately $161,780 for the period ended December 31, 2003. The majority of the increase is due to professional fees in connection with the audit, reporting and completion of the reorganization between Laizhou and Arbor in February 2004, the introduction of international professional staff and consulting and advisory services which alone cost approximately $202,000 and funding costs of approximately $100,000 for the debenture raised in October 2004. A large number of the reorganization expenses are not considered to be of a reoccurring nature, but we do expect our professional fees for legal and accounting services to continue to be higher than Laizhou China's were for fiscal year 2003 due to the costs of being a publicly traded company. For the year ended December 31, 2004 we spent $0 on obtaining permits for our mines compared to $30,193 for the year ended December 31, 2003.

Net Profit:

As a result of the foregoing factors, our net profit for the year ended December 31, 2004, totaled $343,376 compared to a profit of $1,452,342 for the period ended December 31, 2003. Our earnings per share for the year ended December 31, 2004 is $0.03 compared to earnings of $0.29 for the period ended December 31, 2003. Such reduction was primarily due to an increase in expenses in 2004.

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

On October 6, 2004, we completed the sale of a $650,000 8% Senior Secured Promissory Note to institutional and accredited investors pursuant to a Secured Promissory Note Purchase Agreement (the "Senior Purchase Agreement") (the “October Placement”). Under the Senior Purchase Agreement, we issued a Secured Convertible Promissory Note (the "Senior Convertible Note") in the aggregate principal amount of $650,000, convertible into our Common Stock at the option of the investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. We must make quarterly interest-only payments of $13,000 to the investors until the Senior Convertible Note is either paid in full or is converted into our common stock. Under the Senior Purchase Agreement, we also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of our Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009. Our obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of our assets pursuant to a general security agreement between us and the investors. In addition, pursuant to a registration rights agreement between us and the investors, we have agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of our common stock underlying the Senior Convertible Note and the Warrant. We are currently in default of the Senior Purchase Agreement, Secured Convertible Note and Warrant, for among other things, not making payments on the note and not having registered the underlying securities. The Senior Convertible Note and the Warrant were issued to accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder. Duncan Capital LLC served as placement agent for the transaction. The purchasers had access to all relevant information necessary to evaluate the investment, and represented to us that the securities were being acquired for investment purposes.

Changes in cash from operations, investing and financing activities:

Operations:

The net cash provided from operations for the year ended December 31, 2004, is a negative of $307,043 compared to income of $1,702,577 for the period since inception to December 31, 2003, a negative effect from one period to the other of approximately $2, 000,000. The primary cause of the decrease has been caused by the smaller profit from operations of $343,476 for the fiscal year period ended December 31, 2004 compared to a profit of $1,452,342 for the period since inception to December 31, 2003. Other \significant activities include an increase in the provision for depreciation of plant and equipment of $122,789 (to $240,607) due to new purchases during the year to December 31, 2004; a reduced amount of stripping costs capitalized during the fiscal period ended December 31, 2004 of $275,362 compared to $966,184 for the period since inception to December 31, 2003; and the tax holiday from Chinese income taxes of 0 for the fiscal period ended December 31, 2004 compared to $715,233 for the period since inception to December 31, 2004. On the negative side there have been increases in Deposits, prepayments and other receivables $571,696 and Inventory on hand of $59,008.

Investing:

For the fiscal period ended December 31, 2004, $1,326,715 was used in investing activities compared to $2,476,060 for the period since inception to December 31, 2003. Plant and equipment of $1,973,368 was purchased in 2004 compared to $1,630,650 for 2003 and assets were effectively acquired on recapitalization of $646,653 upon the merger of the Company with the Chinese operations during the year. In the period from inception to December 31, 2003, $845,410 was also spent on the acquisition of mineral interests.

Financing:

The effect of the merger in February 2004 effectively provided $1,495,000 to cash flow and a further $250,000 was provided through notes payable over receivable. $650,000 was received by the Company through a Senior Secured Promissory note discussed previously and $400,000 is due from the sale of the Brazilian project as at December 31, 2004. These factors were set off by repayment of $120,773 of an advance from a director and an apparent advance from a shareholder of $87,562 (this was caused by the loan for an equipment purchase having to be in a name of a individual rather than the company in China).

Overall:

Given the above together with a currency translation adjustment of $1,853 in 2004 caused an increase in actual cash of $76,178 (to $117,893) for the fiscal period ended December 31, 2004 compared to $41,715 (to $41,715) for the period from inception to December 31, 2003.

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

Effective on October 4, 2004, Moores Rowland Mazars ("Moores") resigned as the principal accountant engaged to audit the financial statements of the Company. Moores reviewed the Company's financial statements for the fiscal quarter ended June 30, 2004. During this period, and the subsequent interim period prior to their resignation, there were no disagreements with Mooreson any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Moores would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-B").

Moores was engaged by the Company from July 15, 2004 until October 4, 2004. In addition, Moores was also the auditor of the financial statements of Laizhou which are the historical financial statements of the Company, since the Company’s February 5, 2004 reorganization with Laizhou. Neither Moores or Braverman, the Company's previous independent public accountant, audit reports for the Company's fiscal year ended December 31, 2003 contained any adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. Further during our most recent fiscal year and any subsequent interim period before Moores resigned, we did not have any disagreements with Moores on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

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

February 8, 2006

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dong Chen	President and Director	February 8, 2006
Dong Chen

/s/ Costas Takkas	Chief Financial Officer	February 8, 2006
Costas Takkas	and Director

/s/ Piguo Man	Director	February 8, 2006
Piguo Man

Report of Independent Accountants

To the Stockholders and the Board of Directors of

China Granite Corporation

We have audited the accompanying consolidated balance sheets of China Granite Corporation (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  The financial statements for the year ended December 31, 2003 were audited by other advisors whose report dated March 30, 2004, expressed an unqualified opinion on those financial statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 17, the financial statements for the year ended December 31, 2004 have been restated to give effect to a deferred conversion premium on convertible note - common stocks and warrants and reclassification of current liabilities.

/s/Rotenberg & Co. LLP

March 16, 2005, except for note 17, as to which the date is December 5, 2005
Rochester, New York

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

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants,
Hong Kong, March 30, 2004, except for note 17, as to which the date is May 11, 2005.

China Granite Corporation

Consolidated Balance Sheets

Expressed in US$
	As of December 31,
ASSETS	2004	2003

Current assets
Cash and cash equivalents	117,893	41,715
Accounts receivable, net of provisions of $12,992 and $0 respectively	489,547	242,813
Notes Receivable (Note 12)	400,000	--
Inventories (Note 3)	173,416	114,408
Deposits, prepayments and other receivables	572,892	1,196

Total current assets	1,753,748	400,132

Plant and equipment, net (Note 4)	4,391,014	2,658,253
Mineral interests, net (Note 5)	1,452,464	1,503,622
Deferred stripping costs, net (Note 6)	1,163,525	927,194
Deferred conversion premium on convertible note - common stocks	209,917	--
Deferred conversion premium on convertible note - warrants	277,000	--

Total assets	9,247,668	5,489,201

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables (Note 7)	245,310	119,477
Business and resource tax and government surcharges payable	226,168	199,599
Due to a shareholder (Note 13)	172,405	90,580
Due to a director (Note 13)	5,737	120,773
Income tax payable	715,333	715,333

Total current liabilities	1,364,953	1,245,762

Long term liabilities
Secured Senior Promissory Note (Note 8)	650,000	--
Conversion premium payable on warrants	277,000	--

Total long term liabilities	927,000	--
Total liabilities	2,291,953	1,245,762

Stockholders' equity
Common Stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 and 5,000,000 issued and outstanding at December 31, 2004 and 2003 respectively	14,498	603,865
Additional paid-in capital	5,148,019	2,187,199
Dedicated reserves	348,084	211,247
Currency translation adjustment	(2,620)	(767)
Retained earnings	1,447,734	1,241,095

Total stockholders' equity	6,955,715	4,243,439

Total liabilities and stockholders' equity	9,247,668	5,489,201

China Granite Corporation

Consolidated Statement of Operations

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Net sales	2,387,582	3,050,183
Cost of sales	(873,565)	(721,211)

Gross profit	1,514,017	2,328,972

Selling, general and administrative expenses	(1,135,188)	(161,780)

Operating profit	378,929	2,167,192

Other (loss) or income:
Interest (expense) or income	(16,270)	483
Conversion premium on convertible debts and warrants	(19,083)	--

Income before income taxes	343,476	2,167,675

Provision for income taxes (Note 9)	--	(715,333)

Net income	343,476	1,452,342

Basic and diluted earnings per share	0.03	0.29

Weighted average number of shares outstanding - basic	13,481,366	5,000,000

Weighted average number of shares outstanding - diluted	13,672,880	5,000,000

China Granite Corporation

Statement of Stockholders' Equity

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency Translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	--	--	--	--	--	--	--
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999				2,791,864
Net income for the period to December 31, 2003	--	--	--	--	(767)	1,452,342	1,451,575
Transfer	--	--	--	211,247	--	(211,247)	--

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241.095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	--	--	--	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	--	--	--	1,495,000
Conversion premium on convertible debt and warrants	--	--	229,000	--	--	--	229,000
Net income for the year to December 31, 2004	--	--	--	--	(1,853)	343,476	341,623
Transfer	--	--	--	136,837	--	(136,837)	--

Balances, December 31, 2004	14,498,000	14,498	5,148,019	348,084	(2,620)	1,447,734	6,955,715

China Granite Corporation

Statements of Cash Flow

	For the year to December 31, 2004 and the Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Cash flows from operating activities
Net income	343,476	1,452,342
Adjustments to reconcile net loss to net cash provided by operating activities:
Conversion premium on convertible debt and warrants	19,083	--
Depreciation of plant and equipment	240,607	117,818
Amortization of mineral interests	51,158	66,426
Amortization of deferred stripping costs	39,031	38,990
Provision fort doubtful debts	12,992	--
Changes in operating assets and liabilities:
Accounts receivable	(259,726)	(242,813)
Deposits, prepayments and other receivables	(571,696)	(1,196)
Inventories	(59,008)	202,765
Deferred stripping costs	(275,362)	(966,184)
Accruals and other payables	125,833	119,477
Business and resource tax and government surcharge payable	26,569	199,599
Income taxes payable	--	715,333

Net cash provided by operating activities	(307,043)	1,702,557

Cash flows from investing activities
Acquisition of plant and equipment	(1,973,368)	(1,630,650)
Acquisition of mineral interests	--	(845,410)
Assets received in recapitalization of the Company	646,653	--

Net cash used in investing activities	(1,326,715)	(2,476,060)

Cash flows from financing activities
Proceeds from issuance of registered capital	1,495,000	603,865
(Repayment)/Advance from a shareholder	87,562	90,580
Notes Payable/Receivable	250,000	--
(Repayment)/Advance from a director	(120,773)	120,773

Net cash provided by financing activities	1,711,789	815,218

Currency translation adjustment	(1,853)	--

Cash at beginning of period	41,715	--

Net increase in cash and cash equivalents	76,178	41,715

Cash and cash equivalents, end of period	117,893	41,715

Non-cash investing and financing activities:
Common stock issued in exchange for plant and equipment	--	1,145,421
Common stock issued in exchange for Inventories	--	317,173
Common stock issued in exchange for mineral interest	--	724,638

Supplementary Information
Income taxes paid	--	--
Interest paid	--	--

China Granite Corporation

Notes to and forming part of the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Accounts receivable
Accounts receivable are stated at the amount billed to customers.  The Company provides an allowance for doubtful accounts of $12,992 (2003 - 0), which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts past due more than 120 days are all provided for.  Receivables that become delinquent of 0 (2003 - 0) based on individual credit evaluation and the specific circumstances of the customer are written off.

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

The Company has received another written confirmation from the relevant governmental authority that the Company has valid mining rights in its two mineral interests since the commencement of mining business throughout the terms of respective mineral interests, despite the fact that official mining right certificates have not been issued at the time of commencement of mining business. The last correspondence received from the authorities was December 8, 2004 , stating that it generally handles mining certificates once every two years. The Company expects to receive the official certificate by August 2006. The lack of certificate and delay in obtaining the certificate are common for mining companies in the PRC. The Company believes it is conforming to normal expectations and rules of the region.

Deferred stripping costs
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

During the year ended December 31, 2004 and the period ended December 31, 2003, the Company capitalized all the stripping costs in the statement of operations as the company believed that that these costs can benefit the exploration and production of minerals in subsequent periods. Such costs amounted to US$275,362 in 2004 and US$966,184 in 2003, respectively. These stripping costs are attributed to specific identified reserves and the units of production method is being used to recognize the costs as a component of cost of sales in the same period as the related revenue.

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

The Company has reviewed the Mining Resource Law of the PRC, specifically Chapter 4 deals with reclamation of mining properties and Environmental Pollution. The relevant laws regarding this in Clause 32 states: “With exploitation of mining resources, companies must obey relatively legal prescribes of environmental protection, preventing pollution of environment. . . . any farmland, grassland, woodland which are destroyed by exploitation of mines or mining business should adopt re-mining utilization, plantation or other using step which are adjusted measures to local conditions.” Our Group 14 Quarry and Number 1 Quarry are located in dry rocky areas with very little vegetation, and are not considered “farmland, grassland or woodland”.

To our knowledge none of the granite mines which have been closed by other granite mining companies which were operating in the Laizhou area have performed any reclamation and remediation of any type, including but not limited to, replanting trees and grassland. However, even if some sort of replanting was necessary, the Company believes that the cost for such reclamation and remediation would be minimal. Furthermore, since granite mining does not use any toxic materials like cyanide nor has problems with acid discharges as happened in some other types of mining, the Company believes there is no need to have a reserve for environmental pollution.

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

Stock options and warrants.
The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25 and related interpretations in accounting for its stock and warrant based compensation made to its employees. APBO No.25 requires recognition of compensation expense for variable awards over the vesting periods based upon the then current market values of the underlying stock. Stock options and awards made to consultants are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS no. 148, “Accounting for Stock=Based Compensation - Transition and Disclosure - an amendment of FASB statement No. 123”, which requires the recognition of compensation expenses for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. The fair market value is calculated using the Black Schoels model and the Company generally uses the straight line method of amortization for stock-based compensation.

Net sales
The Company recognizes revenue when there is persuasive evidence of an agreement with customers, with a fixed fee that is collectible and when delivery has occurred. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when product is shipped, title passes to the customer. The price is fixed or determinable and collectability is reasonably assured.

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

Foreign currency translation
Transactions in currencies during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statement of operations. There is no translation adjustment to date due to translations into our reporting currency as the Renminbi has been fixed against the United States dollar for the past 10 years. The Chinese government adjusted its policy of being fixed against the United States dollar to a package of currencies on July 21st, 2005 and we expect such translation adjustments to occur in future reports.

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

3.	INVENTORIES

Inventories consisted of:

	As of December 31,
	2004	2003

Raw materials	72,240	82,882
Work-in-progress	18,323	19,109
Finished goods	82,853	12,417

	173,416	114,408

China Granite Corporation

Notes to and forming part of the Financial Statements

4.	PLANT AND EQUIPMENT, NET

Plant and equipment consisted of:
	As of December 31,
	2004	2003

Leasehold land	569,820	569,820
Buildings	749,874	708,316
Furniture and equipment	2,271,448	877,872
Motor vehicles	112,101	23,978
Construction-in-progress	1,001,399	596,085
Leasehold Improvements	44,797	--

Cost	4,749,439	2,776,071
Less: Accumulated depreciation	(358,425)	(117,818)

Plant and equipment, net	4,391,014	2,658,253

Depreciation expense amounted to US$240,607 for the year ended December 31, 2004 and US$117,818 for the period ended December 31, 2003.

5.	MINERAL INTERESTS, NET

Mineral interests represented:
	As of December 31,
	2004	2003

Gross carrying amount	1,570,048	1,570,048
Accumulated amortization	(117,584)	(66,425)

Net book value	1,452,464	1,503,623

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

The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. The calculation of the original entry was based on the Black Schoels model as follows; FMV of conversion premium on Note Payable $229,125 (406,250 shares * 0.564) (3 years) and FMV of warrants on Note Payable $277,062 (406,250 * 0.682) (5 years). The valuation of the warrants was based on the following assumptions; Share price; 0.90, dividend; 0, maturity; 5 years., strike price; 2.00, interest rate; 3.50 and volatility; 120 . Per paragraph 19 (issue 6) of EITF 00-27, the discount from beneficial conversion on notes payable are amortized from the date of issuance to the stated date of redemption of the convertible instrument.

YEAR ENDED DECEMBER 31,2004
Net loss	362,559
Total compensation expense under the fair-value based method for all awards, net of related tax effects	(19,083)
Pro forma net loss	343,476
Basic and diluted EPS, as reported	0.03
Basic and diluted EPS, pro forma	0.03

No information is presented for the year ended December 31, 2003 because no options and warrants on the notes payable were issued and outstanding during the period.

 On September 30, 2005, we filed a Form 8-K with the SEC disclosing an Item 2.04 event. We disclosed two of the three investors holding Senior Convertible Notes we issued in October of 2004, had sent us notice that they want to be paid back their principal, plus interest at 8% per annum and any unpaid liquidated damages by September 30, 2005. On October 5, 2005, we repaid $296,860.82 to one of the three investors holding Senior Convertible Notes.

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

Year to December 31, 2004 and the Period from January 9, 2003 (date of incorporation) to December 31, 2003
%

PRC income tax rate	33

Effective income tax rate	33

The following is a geographical breakdown of income before the provision for income taxes:

	Year to December 31,	Period from January 9, 2003 (date of incorporation to December 31,
(in thousands)	2004	2003
Domestic	0	0
Foreign	343	2,167
Total	343	2,167

The provision for income taxes consists of the following:

	Year to December 31,	Period from January 9, 2003 (date of incorporation to December 31,
(in thousands)	2004	2003
Current provision:
Federal	0	0
State	0	0
Foreign	0	715
Total current provision	0	715

Deferred provision (benefit):
Federal	0	0
State	0	0
Foreign	0	0
Total deferred provision	0	0

Total provision for income taxes	0	715

Effective income tax rate	0	33%

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

China Granite Corporation

Notes to and forming part of the Financial Statements

At the balance sheet date, the Company had capital expenditure commitments in respect of granite slabs production facilities contracted for, but not provided for, net of deposits paid, amounting to US$0 in 2004 (2003 - US$274,155).

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

In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from one of our Directors) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and China Granite in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPLArbor do Brasil Construtora Limitada ("CPLArbor"), which is owned in equal parts by CPL and the Company. An aggregate of $425,000 of the funds raised in the November Placement were committed to CPLArbor. During 2004 two of the Company's Directors lent funds to the Company totaling $170,000 specifically for use by this project.

On December 31, 2004, the Company entered into an agreement with a consortium that included the two directors to sell its interest in the Brazil Project. Under the agreement the buyer has accepted the interest in the Brazilian corporation and the responsibility to repay the notes due there from totaling $595,000 set off against notes payable by China Granite to its two Directors totaling $170,000 requiring a net payment to China Granite of $425,000. As $25,000 was paid on execution of the agreement, the remaining balance of note receivable of $400,000 is presented in the current assets section. The two directors have personally guaranteed the following payments: $200,000 due on March 31 and the balance of $200,000 due on June 30th.

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

In 2003, one of the Company's bank accounts was in the name of one of its staff members, who held the bank account in trust for the Company. Settlement received from customers of the Company deposited into this bank account and payment for expenditures of the Company withdrawn from this bank account during the period amounted to Rmb23,780,260 (US$2,872,012). The Company had a bank account opened in the name of the staff member because it was much easier to deposit and withdraw funds for an individual than a corporation in the PRC. This bank account was closed in December 2003 and the Company now only uses its own bank account for funds deposits and withdrawals.

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

The Company adopted SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information”, in respect of its operating segments. The Company's reportable segments are granite mining (sale of granite blocks) and production of granite slabs. The majority of the Company's operating activities and customers are located in the PRC.

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

China Granite Corporation

Notes to and forming part of the Financial Statements

14.	SEGMENT INFORMATION (CONTINUED)

(a)	Net sales:

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Granite mining	1,699,922	2,443,327
Production of granite slabs	687,660	606,856

	2,387,582	3,050,183

(b)	Net income / (loss):

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Granite mining	1,393,964	1,882,444
Production of granite slabs	127,299	132,974

	1,521,263	2,015,418

Reconciliation:
Net income for reportable segments	1,521,263	2,015,418
Others
Unallocated corporate income and expenses (see below)	(1,177,787)	(563,076)

	343,476	1,452,342

Unallocated corporate income and expenses includes the following:
US$’000’s
Public Relations	205
Consulting fees	186
Legal Fees	160
Notes payable costs	93
Accounting	76
US Administration	35
Sundry	45
China - General, Administration and other operating costs (2003 - $563)	378

Total	1,178

(c)	Assets:

	As of December 31,
	2004	2003

Granite mining	4,619,570	3,320,699
Production of granite slabs	2,077,443	1,020,586

	6,697,013	4,341,285

Reconciliation:
Total assets for reportable segments	6,697,013	4,341,285
Other corporate assets	2,550,655	1,147,916

	9,247,668	5,489,201

China Granite Corporation

Notes to and forming part of the Financial Statements

14.	SEGMENT INFORMATION (CONTINUED)

All of the Company's identifiable assets are located in the PRC

(d)	Other items:

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003
Depreciation of fixed assets:
Granite mining	157,633	60,770
Production of granite slabs	35,541	26,208
Unallocated corporate assets	47,433	30,840

	240,607	117,818
Capital expenditures for fixed assets:
Granite mining	1,419,986	946,114
Production of granite slabs	438,519	694,112
Unallocated corporate assets	114,863	1,135,845

	1,973,368	2,776,071
Amortization of mineral interests:
Granite mining	56,950	71,891

(e)	Major customers

Major customers, for the period, which accounted for more than 10% of total revenues are as follows:

Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003

Granite mining	In 2004, no customers accounted for more than 10% of total revenues. In 2003, 2 customers accounted for 10% and 13% of total revenues, respectively

Production of granite slabs	In 2004, no customers accounted for more than 10% of total revenues. In 2003, 1 customer accounted for 12% of total revenues

China Granite Corporation

Notes to and forming part of the Financial Statements

15.	OPERATING RISK

(a)	Country risk

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

Under the Senior Purchase Agreement (Note 8), the Company issued a Secured Convertible Promissory Note (the "Senior Convertible Note") in the aggregate principal amount of $650,000, convertible into Common Stock of the Company at the option of the investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007

Under the same Senior Purchase Agreement, the Company also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of the Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009.

17.	RESTATEMENT

The financial statements for the year ended December 31, 2003 have been restated to give effect to a change in amortization methods from the straight line method to the units of production method and to capitalize deferred stripping costs previously expensed. The effect on income and stockholders' equity at December 31, 2003 is summarized as follows:

	Net Income	Stockholders' Equity
As previously reported	$831,122	$3,622,219
Deferred stripping costs	927,194	927,194
Amortization of Mineral interests Income taxes	(305,974)	(305,974)

Restated	$1,452,342	$4,243,439

The financial statements for the year ended December 31, 2004 have been restated to give effect to deferred conversion premium on convertible note - common stocks and warrants, as well as reclassification in current liabilities. The effect on assets, liabilities, stockholders’ equity, and statement of operations is summarized as follows:

	Restated	As previously reported

Deferred conversion premium on convertible note - common stocks	$209,917	0
Deferred conversion premium on convertible note - warrants	277,000	0

Total assets	$9,247,668	$8,760,751

Business and resource tax and Government surcharge payable	$226,168	$1,098
Due to a shareholder	172,405	178,142
Due to a director	5,737	0
Income tax payable	715,333	940,403

Conversion premium payable on warrants	277,000	0
Total long term liabilities	927,000	650,000

Additional paid in capital	$5,148,019	$5,425,019
Retained earnings	1,447,734	960,817
Total stockholders’ equity	6,955,715	6,745,798

Conversion premium on convertible debt and warrants	$(19,083)	$(506,000)
Operating profit (loss)	378,929	(127,171)
Net income (loss)	343,476	(143,441)

Exhibits

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

4.2*	Form of Subscription Agreement

10.3*	Consulting Agreement

10.4*	Stockholder Transfer Agreement

10.5**	Secured Promissory Note Purchase Agreement dated October 6, 2004

10.6**	8% Senior Secured Promissory Note dated October 6, 2004

10.7**	Warrant Agreement dated October 6, 2004

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

32.2	Written Statement of Vice Chairman and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

* previously filed
** to be filed at a later date