Form 10QSB/A
period 2005-03-31
CHINA GRANITE CORP
filed 2006-03-01
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

	US$	US$
ASSETS	March 31, 2005	December 31,
	(unaudited)	2004 (audited)

Current assets
Cash and cash equivalents	86,073	117,893
Accounts receivable, net of $41,534 and $12,992 respectively	279,081	489,547
Note receivable	200,000	400,000
Inventories	178,485	173,416
Deposits, prepayments and other receivables	623,310	572,892

Total current assets	1,366,949	1,753,748

Plant and equipment, net	4,556,198	4,391,014
Mineral interests, net	1,445,254	1,452,464
Deferred stripping costs, net	1,166,193	1,163,525
Deferred conversion premium on convertible note - common stocks	190,834	209,917
Deferred conversion premium on convertible note - warrants	277,000	277,000

Total assets	9,002,428	9,247,668

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables	232,715	245,310
Business and resource tax and government surcharges payable	202,716	226,168
Due to a shareholder	169,434	172,405
Due to a director	4,650	5,737
Income tax payable	723,090	715,333

Total current liabilities	1,332,605	1,364,953

Long Term Liabilities
Secured senior promissory note	650,000	650,000
Conversion premium payable on warrants	277,000	277,000

Total long term liabilities	927,000	927,000

Stockholders' equity
Common stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 issued and outstanding	14,498	14,498
Additional paid-in capital	5,148,019	5,148,019
Dedicated reserves	494,291	348,084
Currency translation adjustment	(5,768)	(2,620)
Retained earnings	1,091,783	1,447,734

Total stockholders' equity	6,742,823	6,955,715
Total liabilities and stockholders' equity	9,002,428	9,247,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$	US$

Net sales	72,569	27,401

Cost of sales	(65,686)	(9,529)

Gross profit	6,883	17,872

Selling, general and administrative expenses	(228,241)	(172,642)

Operating (loss) income	(221,358)	(154,770)

Other income or (expense):
Interest income	-	3,293
Conversion premium on convertible debt and warrants	(19,083)

Income before income taxes	(240,441)	(151,477)

Provision for taxes	-	-

Net (loss) income	(240,441)	(151,477)

Basic and diluted earnings per share	(0.02)	(0.01)

Weighted average number of shares outstanding	14,498,000	10,998,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$	US$
Cash flows from operating activities
Net (loss) income	(240,441)	(151,477)

Adjustments to reconcile net income to net cash provided by operating activities:
Conversion premium on convertible debt and warrants	19,083
Prior year adjustments	28,878
Depreciation of plant and equipment	83,849	49,433
Amortization of mineral interests	7,210	0
Amortization of deferred stripping costs	5,825	0
Provision for doubtful debt	28,542	0
Changes in operating assets and liabilities:
Accounts receivable	181,924	(128,176)
Deposits, prepayments and other receivables	(50,418)	(361,213)
Inventories	(5,069)	(23,495)
Accruals & other payables	(12,595)	(135,859)
Business and resource tax and government surcharge payable	(23,450)	1,957
Deferred stripping and other charges	(8,493)	0
Taxes payable	7,757	0

Net cash (used in) provided by operating activities	22,602	(748,830)

Cash flows from investing activities
Acquisition of plant and equipment	(249,035)	(75,554)
Acquisition of mineral interests	-	-
Cash received in a recapitalization of the Company		269,243

Net cash used in investing activities	(249,035)	193,689

Cash flows from financing activities
Proceeds from issuance of common stock	0	590,000
Shareholders advances	0	104,733
Repayment to a shareholder	(2,971)	0
Repayments to a director	(1,087)

Notes Repayable	200,000	0

Net cash provided by financing activities	195,942	694,733

Currency translation adjustment	(1,329)	(68)

Net increase in cash and cash equivalents	(31,820)	139,524
Cash and cash equivalents, beginning of period	117,893	41,715

Cash and cash equivalents, end of period	86,073	181,239

Non-cash investing and financing activities:
Common stock subscription receivable	0	335,000

Supplementary cash flow disclosures:
Income taxes paid	0	0
Interest paid	13,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATEDSTATEMENTS OF CASH FLOWS
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency Translation adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864
Net income for the period to December 31, 2003	-	-	-	-	(767)	1,452,342	1,451,575
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000
Conversion premium on convertible debt and warrants	-	-	229,000	-	-	-	229,000
Net loss for the year to December 31, 2004	-	-	-	-	(1,853)	343,476	341,623
Transfer	-	-	-	136,837	-	(136,837)	-

Balances, December 31, 2004	14,498,000	14,498	5,148,019	348,084	(2,620)	1,447,734	6,955,715

Prior Year Adjustments				146,207	(1,819)	(115,510)	28,878

Net loss for the 3 months to March, 2005					(1,329)	(240,441)	(241,770)

Balances, March 31, 2005	14,498,000	14,498	5,148,019	494,291	(5,768)	1,091,783	6,742,823

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

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)	Net sales

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$'000	US$'000

Granite mining	58	0
Production of granite slabs	15	27

	73	27

(b)	Net (loss) income

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	US$'000	US$'000

Granite mining	16	1
Production of granite slabs	(9)	(1)

	7	0

Reconciliation:
Net income for reportable segments	7	0
Unallocated corporate income and expenses	(247)	(151)

	(240)	(151)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On February 5, 2004 we entered into a stock exchange transaction (the “Reorganization”) with China Laizhou Bay Mining International Corporation, a corporation organized under the laws of the British Virgin, Islands (“Laizhou”) which owns all of the outstanding common stock of Laizhou Jia Sheng Stone Company Limited, a limited company organized under the laws of the People's Republic of China (“Laizhou China”). Pursuant to the Reorganization we changed our name to China Granite Corporation (“China Granite”).

Since the Reorganization, we have focused on the business operations of Laizhou China and the acquisition of other granite mining properties in the PRC. In order to focus on the operations of Laizhou, we discontinued the Brazil Project and sold our interest in CPL Arbor on December 31, 2004.

Financial information for the three months ended March 31, 2005 and 2004 is the historical financial information of the Company (Laizhou China and Arbor combined).

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004.

Revenues:

Total revenues for the three months ended March 31, 2005, were $72,569 compared to $27,401 for the three months ended March 31, 2004. The increase in revenue for the three months ended March 31, 2005 compared to the same period of 2004 is explained in greater detail below.

Revenues from granite mining operations for the three months ended March 31, 2005, were approximately $58,000 compared to approximately $0 for the same period last year. This was primarily due to the milder weather allowing us to mine a little earlier than usual during the three months ended March 31, 2005. In the three months ended March 31, 2005, we sold 952 cubic meters of blocks compared to 0 cubic meters for the same period last year.

Revenues from processing operations decreased to approximately $15,000 for the three months ended March 31, 2005, from approximately $27,000 for the three months ended March 31, 2004. This decrease is due to a decrease in orders for processed granite. While the large majority of orders processed to date have been for the domestic (Chinese) market, we currently plan, through the construction of a new processing plant, to target the processing of granite for export.

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

Net Profit:

As a result of the foregoing factors, our net loss for the three months ended March 31, 2005, totals $240,441 compared to a loss of $151,477 for the three months ended March 31, 2004. Our net loss per share for the three months ended March 31, 2005 stands at $0.016, slightly lower than the loss of $0.014 for the three months ended March 31, 2004.

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

The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of the Company's assets pursuant to a general security agreement between the Company and the investors. In addition, pursuant to a registration rights agreement between the Company and the investors, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the subject shares of the Company's common stock underlying the Senior Convertible Note and the Warrant. The October Placement was made only to accredited investors without general solicitation in compliance with Regulation D of the Securities Act of 1933, as amended. There was a finders' fee of $65,000 paid for the October Placement.

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

THE PRC LEGAL SYSTEM HAS INHERENT UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO YOU.

The practical effect of the PRC's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the corporation laws found in the United States. Similarly, PRC accounting laws mandate accounting practices, which may not be consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit” be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

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

SOME OF THE INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAINS FORWARD-LOOKING STATEMENTS.

Some of the information in this Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

•	discuss our expectations about our future performance;

•	contain projections of our future operating results or of our future financial condition; or

•	state other "forward-looking” information.

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

On May 20, 2005, we filed a current report on Form 8-K to announce the execution of a Manufacturing and Licensing Agreement (the “Huizhou Agreement”) between our subsidiary, Southern Rare Earth Metal Material Co., Ltd (“SOREM”) and Huizhou Southern Rare Metal Material Co., Ltd. The Huizhou Agreement grants SOREM a license to use certain facilities and proprietary information for the extraction and processing of rare earth metals. However, due to certain defects, the Huizhou Agreement was rescinded. On January 4th, 2006 the Company’s subsidiary, SOREM, through its wholly owned subsidiary Rither Rare Earth Metal Material (Huizhou Co., Ltd), a Chinese company (“REMCO”) entered into a new Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. (Huizhou).

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