Form 10QSB/A
period 2005-06-30
CHINA GRANITE CORP
filed 2006-03-01
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB/A
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly nine month period ended:June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number:000-30516
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

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	17,383	117,893
Accounts receivable, net of provision of $140,812 and $12,992 respectively	230,931	489,547
Note receivable	0	400,000
Inventories	263,998	173,416
Deposits, prepayments and other receivables	852,679	572,892

Total current assets	1,364,991	1,753,748

Plant and equipment, net	4,638,820	4,391,014
Mineral interests, net	1,440,529	1,452,464
Deferred stripping costs, net	1,186,818	1,163,525
Deferred conversion premium on convertible note - common stocks	171,751	209,917
Deferred conversion premium on convertible note - warrants	277,000	277,000

Total assets	9,079,909	9,247,668

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables	672,312	245,310
Business and resource tax and government surcharges payable	207,710	226,168
Due to a shareholder	142,308	172,405
Due to a director	2,355	5,737
Income tax payable	722,253	715,333

Total current liabilities	1,746,938	1,364,953

Long Term Liabilities
Secured senior convertible notes	650,000	650,000
Conversion premium payable on warrants	277,000	277,000

Total long term liabilities	927,000	927,000

Stockholders' equity
Common stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 issued and outstanding	14,498	14,498
Additional paid-in capital	5,148,019	5,148,019
Statutory reserves	493,587	348,084
Currency translation adjustment	(6,402)	(2,620)
Retained earnings	756,269	1,447,734

Total stockholders' equity	6,405,971	6,955,715

Total liabilities and stockholders' equity	9,079,909	9,247,668

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended JUNE 30,
	2005	2004
	US$	US$

Net sales	190,246	610,291

Cost of sales	(163,353)	(274,020)

Gross profit	26,893	336,271

Selling, general and administrative expenses	(366,917)	(359,815)

Operating (loss) income	(340,024)	(23,544)

Other income or (expenses):
Interest income	23,593	3,420
Conversion premium on convertible debt and warrants	(19,083)

Income before income taxes	(335,514)	(20,124)

Provision for taxes	-	-

Net (loss) income	(335,514)	(20,124)

Basic and diluted earnings per share	(0.02)	(0.001)

Weighted average number of shares outstanding	14,498,000	14,468,769

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,
	2005	2004
	US$	US$

Net sales	262,815	637,692

Cost of sales	(229,039)	(283,549)

Gross profit	33,776	354,143

Selling, general and administrative expenses	(595,157)	(532,457)

Operating (loss) income	(561,381)	(178,314)

Other income or (expenses):
Interest income	23,593	6,713
Conversion premium on convertible debt and warrants	(38,166)

(Loss) income before income taxes	(575,954)	(171,601)

Provision for income taxes	-	-

Net (loss) income	(575,954)	(171,601)

Basic and diluted earnings per share	(0.04)	(0.01)

Weighted average number of shares outstanding	14,498,000	14,035,620

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2005	2004
	US$	US$
Cash flows from operating activities
Net loss	(575,954)	(171,601)

Adjustments to reconcile net income to net cash provided by operating activities:
Conversion premium on convertible debt and warrants	38,166
Prior year adjustment	28,878
Depreciation of plant and equipment	163,999	105,535
Amortization of mineral interests	11,935	11,983
Amortization of deferred stripping costs	15,079	7,536
Provision for doubtful debts	127,820	0
Changes in operating assets and liabilities:
Accounts receivable	130,796	(529,811)
Deposits, prepayments and other receivables	(279,787)	(394,139)
Inventories	(90,582)	(49,902)
Accruals & other payables	427,002	(101,903)
Business and resource tax and government surcharge payable	(18,458)	38,581
Deferred stripping and other charges	(38,372)	0
Taxes payable	6,920	(8)

Net cash (used in) provided by operating activities	(52,558)	(1,083,729)

Cash flows from investing activities
Acquisition of plant and equipment	(411,806)	(856,152)
Cash received in a recapitalization of the Company	-	269,243

Net cash used in investing activities	(411,806)	(586,909)

Cash flows from financing activities
Proceeds from issuance of common stock	0	1,495,000
Shareholders advances	0	274,023
Repayment to a shareholder	(30,097)	0
Repayments to a director	(3,382)	0
Collection on note receivable	400,000	0

Net cash provided by financing activities	366,521	1,769,023

Currency translation & dedicated reserve adjustment	(2,667)	(1,855)

Net increase (decrease) in cash and cash equivalents	(100,510)	96,530
Cash and cash equivalents, beginning of period	117,893	41,715

Cash and cash equivalents, end of period	17,383	138,245

Non-cash investing and financing activities:
Issuance of common stock for recapitalization	0	5,000

Income taxes paid	0	8
Interest paid	26,000	0

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Currency Translation Adjustment	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864
Net income for the period to December 31, 2003	-	-	-	-	(767)	1,452,342	1,451,575
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000
Conversion premium on convertible debt and warrants	-	-	229,000	-	-	-	229,000
Net loss for the year to December 31, 2004	-	-	-	-	(1,853)	343,476	341,623
Transfer	-	-	-	136,837	-	(136,837)	-

Balances, December 31, 2004	14,498,000	14,498	5,148,019	348,084	(2,620)	1,447,734	6,955,715

Prior Year Adjustments				146,207	(1,819)	(115,510)	28,878

Net loss for the 3 months to March, 2005					(1,329)	(240,441)	(241,770)

Balances, March 31, 2005	14,498,000	14,498	5,148,019	494,291	(5,768)	1,091,783	6,742,823

Net loss for the 3 months to June 2005				(704)	(634)	(335,514)	(336,852)

Balances, June 30, 2005	14,498,000	14,498	5,148,019	493,587	(6,402)	756,269	6,405,971

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB/A. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations and cash flows, for the six months ended June 30, 2005 and 2004 have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b) Net (loss) income
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	US$'000	US$'000	US$'000	US$'000

Granite mining	10	335	25	336
Production of granite slabs	17	(2)	9	(3)

	27	333	34	333

Reconciliation:
Granite mining	27	333	34	333
Unallocated corporate income and expenses	(363)	(353)	(610)	(504)

	(336)	(20)	(576)	(171)

NOTE 9. SUBSEQUENT EVENT

On May 10, 2005 an agreement (the “Huizhou Agreement’) was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd., a Cayman Island company ("SOREM") was to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou"). However, due to certain defects, the Huizhou Agreement was rescinded. On January 4th, 2006 the Company’s subsidiary, SOREM, through its wholly owned subsidiary Rither Rare Earth Metal Material (Huizhou Co., Ltd), a Chinese company (“REMCO”) entered into a new Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. (Huizhou).

Item 2 - Management Discussion and Analysis or Plano of Operation

Some of the Information in this Quarterly Report on Form 10-QSB/A Contains Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:
–	discuss our expectations about our future performance;
–	contain projections of our future operating results or of our future financial condition; or
–	state other "forward-looking" information.

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

On May 10, 2005 an agreement (the “Huizhou Agreement’) was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd., a Cayman Island company ("SOREM") was to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou"). However, due to certain defects, the Huizhou Agreement was rescinded. On January 4th, 2006 the Company’s subsidiary, SOREM, through its wholly owned subsidiary Rither Rare Earth Metal Material (Huizhou Co., Ltd), a Chinese company (“REMCO”) entered into a new Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. (Huizhou).

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

Revenues from granite mining operations for the three and six months ended June 30, 2005, were approximately $62,000 and $120,000 respectively compared to approximately $492,000 and $492,000 for the same periods last year. The decrease of approximately $430,000 and $372,000 for the three and six months respectively was due entirely to the mines being closed (as announced above) during almost all three months up to June 30, 2005, the mines were open for only 15 of those days at the end of June (see announcement). In the three months ended June 30, 2005, we sold 884 cubic meters of blocks for a total of 1,836 cubic meters for the six months ended June 30, 2005, compared to 3,151 cubic meters for the three and six months last year, a decrease of 2,267 cubic meters for the three months and 1,315 for the six months ended June 30, 2005.

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

Net Profit:

As a result of the foregoing factors, our net loss for the three and six months ended June 30, 2005, total $335,514 and $575,954 respectively. These compare to losses of $20,124 and $171,601 for the three and six months ended June 30, 2004. Our net loss per share for the three and six months ended June 30, 2005, is at $0.023 and $0.040 respectively. This compares to $0.001 and $0.012 for the three and six months ended June 30, 2004.

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

Our management estimates that after giving effect to the November, December, April and October Placements, the current capital reserves that result, combined with the current outstanding accounts receivable, will allow us to operate for at least twelve months while also relying on additional financing. Funds have been provided by shareholders during and since the period end to help with operations, while we have been pursuing other deals and financing activities. Such support from certain shareholders has assisted with projected cash flows for the next twelve months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition. As discussed in the announcement section above, the Laizhou mining area has been shutdown due to a rock slide. This interruption has had a material effect on the corporation's cash flow.

For the next 12 months we expect the primary sources of liquidity to be funds generated by operations, outstanding accounts receivable, loans from shareholders and cash on hand. To date, operations have been primarily financed through the issuance of stock.

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

Although the Chinese government owns the majority of productive assets in China, including mines and quarrying sites, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

–	we will be able to capitalize on economic reforms;
–	the Chinese government will continue its pursuit of economic reform policies;
–	the economic policies, even if pursued, will be successful;
–	economic policies will not be significantly altered from time to time; and
–	business operations in China will not become subject to the risk of nationalization.

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

Factors that could cause such volatility may include, among other things:
–	actual or anticipated fluctuations in our quarterly operating results;
–	conditions or trends in the mining industries and governmental regulations that affect such industries;
–	changes in the market valuations of other mining companies, especially our partners and competitors;
–	general market conditions; and political events, including actions by the PRC government.

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

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Exhibit Title
3.1*	Articles of Incorporation as Amended (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.2*	Bylaws as Amended (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
10.1	Manufacturing Licensing Agreement by and between Huizhou Southern Rare Earth Metal Material Co., Ltd. and Southern Rare Earth Metal Material Co., Ltd. dated May 1, 2005.
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed in original Form 10-QSB

Reports on Form 8-K

Date of Report	Date of Event	Item Reported
August 3, 2005	August , 2005
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