Form 10KSB
period 2005-12-31
CHINA GRANITE CORP
filed 2006-04-14
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2005

9	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-30516

CHINA GRANITE CORPORATION
(Name of small business issuer in its charter)

Nevada	880448920
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2642 Collins Avenue, Suite 305, Miami, Florida	33140
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number Telephone: (305) 534-1684

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act 9

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

9 Yes : No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

9 Yes : No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

9 Yes : No

State Registrant's revenues for its most recent fiscal year: $520,769

1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

15,461,663 shares held by non-affiliates had an aggregate value of $4,174,649 as at March 31, 2006 ($0.27 per share).

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

24,678,839 common shares issued and outstanding as of March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

2

i

Conflicts Related to Other Business Activities	26
Item 13. Exhibits and Reports on Form 8-K	26
(a) Exhibits	26
(b) Reports of Form 8-K	27
Item 14. Principal Accountant Fees and Services	27
SIGNATURES	29
AUDITED FINANCIAL STATEMENTS	30

 ii

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

Unless otherwise specified or the context OTHERWISE requires, in this Form 10-KSB (the "Form 10-KSB") the terms the "Company", "China Granite", "we", and "our" shall mean the operations or business of China Granite Corporation, a Nevada corporation, and its subsidiaries. Unless otherwise specified or the context otherwise requires, in this Form 10-KSB the term "Arbor" shall refer to our operations prior to the reorganization with Laizhou.

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

The Brazil Project

In October and November 2003 (the "November Placement"), we received $500,000 ($250,000 of which came from Mr. Takkas) through a private placement of 600,000 shares of our restricted common stock to fund a real estate development project between CPL Construcoes e Comercio, Inc. ("CPL") and China Granite in Brazil. To this end a Brazilian corporation was formed to carry on the venture, namely CPL Arbor do Brasil Construtora Limitada ("CPL Arbor"), which is owned in equal parts by CPL and us. An aggregate of $425,000 of the funds raised in the November Placement have been committed to CPL Arbor. Of this aggregate amount, $325,000 is a loan to CPL Arbor and was repayable on October 31, 2004, with an interest rate of 4% above LIBOR. The remaining $100,000 was held in trust and was released to CPL Arbor upon the completion of the infrastructure work for the project. As a result of the acquisition of Laizhou, we determined in February 2004 that we would no longer pursue the Brazil Project and we sought to sell our interest in CPL Arbor. In the interest of continuing the project until such time a buyer could be found, two of our directors, Messrs. Chen and Takkas, lent us further funds during the fourth quarter of 2004, totaling $170,000, specifically for use on this real estate development project. On December 31, 2004, we entered into an agreement with a consortium, that included the two directors, to sell our interest in CPL Arbor. Under the agreement the buyer has accepted the interest in CPL Arbor and the responsibility to repay the notes totaling $595,000 set off against notes payable by us to our two directors, Messrs. Chen and Takkas, totaling $170,000 requiring a net payment to us of $425,000. $25,000 was paid on execution of the agreement and $200,000 was paid on March 31st, 2005, with the balance of $200,000 paid on June 30th, 2005. The two directors had personally guaranteed these payments.

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

For the year ended December 31, 2005, Laizhou China processed approximately 21,749 square meters of granite slab and cladding. 4,561 square meters of these granite slabs, cladding and processed granite was produced in house and 17,188 square meters was produced for us.

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

Customers

In 2005, approximately 36% of Laizhou China's revenue came from Chinese government projects, approximately 10% came from commercial pavers, approximately 12% came from commercial cladding, and the remainder came from other projects. In 2005, the granite products of Laizhou China were sold in the following markets: (i) the local Chinese region (Harerbin) 35.64%; (ii) exports to Korea 26.66%; (iii) exports to USA 21.4%; and (iv) 11.54% to other regions in China.

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

Granite Production and Prices

In 2005, Group 14 Quarry yielded approximately 3,007 cubic meters of granite blocks. The average size of the granite blocks was approximately one and a half to two cubic meters. The average price for mined blocks is $66 per cubic meter based on a price range of $51 to $81, depending on the quality and demand for a particular stone color.

In 2005, No. 1 Quarry yielded approximately 447 cubic meters of granite blocks. The average size of the granite blocks was approximately two and a half to three cubic meters. The average price for mined blocks is $105 per cubic meter based on a price range of $60 to $150, depending on the quality and demand for a particular stone color.

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

Employees

As of December 31, 2005, our parent company, China Granite, had no employees other than officers. As of December 31, 2005, Laizhou China had 74 employees. Of those, 32 are in mining, 25 are in the processing yard, and 17 are in sales and administration. Laizhou China does not expect to hire any additional employees in 2006. We also retain consultants on a contract basis to meet internal corporate needs and develop business. We believe that relations with employees are good. None of our employees belong to any unions or organized labor groups.

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

Risk Factors

Risks Related to Our Operations:

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

  We will be able to capitalize on economic reforms;
  The Chinese government will continue its pursuit of economic reform policies;
  The economic policies, even if pursued, will be successful;
  Economic policies will not be significantly altered from time to time; and
  Business operations in China will not become subject to the risk of nationalization.

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

You May Experience Difficulties in Effecting Service of Legal Process, Enforcing Foreign Judgments or Bringing Original Actions in the PRC Based on U.S. or Other Foreign Law Against Our Management or Us.

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

Government Control of Currency Conversion and the Fluctuation of the Renminbi May Materially and Adversely Affect Our Operation and Financial Results.

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

  actual or anticipated fluctuations in our quarterly operating results;
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

Environmental Liability Could have a Material Adverse Effect on our Operations; Potential Litigation Arising From Our Operations Could have a Material Adverse Effect on Our Financial Condition.

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

Quarter Ended	High	Low
2005
4th Quarter	$0.51	$0.18
3rd Quarter	$0.90	$0.37
2nd Quarter	$1.30	$0.65
1st Quarter	$1.49	$0.72
2004
4th Quarter	$2.40	$1.25
3rd Quarter	$3.85	$1.50
2nd Quarter	$6.25	$3.50
1st Quarter	$5.35	$3.30

As of December 31, 2005, the shareholders' list for our common stock showed 43 registered shareholders of record and 14,498,000 common shares issued and outstanding. We believe that there are approximately 400 beneficial holders of our common stock. On December 31, 2005, the closing price of our common stock on the OTCBB was $0.20.

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

Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plans.

On February 4, 2004, we adopted the 2004 Stock Option Plan (the "Plan"). Under the Plan, One Million Four Hundred Thousand (1,400,000) shares of our common stock are reserved for issuance to selected officers and key employees. The purpose of the Plan is to encourage selected officers and key employees to accept or continue employment with us or our Affiliates; and increase the interest of selected officers, directors, key employees and consultants in our welfare through participation in the growth in value of our common stock. As of December 31, 2005, there are no outstanding options.

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

On October 6, 2004, we completed the sale of a $650,000 8% Senior Secured Promissory Note to institutional and accredited investors pursuant to a Secured Promissory Note Purchase Agreement (the "Senior Purchase Agreement") (the "October Placement"). Under the Senior Purchase Agreement, we issued a Secured Convertible Promissory Note (the "Senior Convertible Note") in the aggregate principal amount of $650,000, convertible into our Common Stock at the option of the investors at $1.60 per share. The Senior Convertible Note accrued interest at 8% per year and all outstanding principal and unpaid interest was due on September 30, 2007. We were required to make quarterly interest-only payments of $13,000 to the investors until the Senior Convertible Note was either paid in full or was converted into our common stock. Under the Senior Purchase Agreement, we also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of our Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009. Our obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants, were originally secured by a security interest in all of our assets pursuant to a general security agreement between us and the investors. In addition, pursuant to a registration rights agreement between us and the investors, we had agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of our common stock underlying the Senior Convertible Note and the Warrant.  In 2005, we became in default of the Senior Purchase Agreement, Secured Convertible Note and Warrant, for among other things, not making payments on the note and not having registered the underlying securities.  The Senior Convertible Notes were converted into shares in January 2006 (see paragraph below). The Senior Convertible Notes and the Warrants were issued to accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder. Duncan Capital LLC served as placement agent for the transaction. The purchasers had access to all relevant information necessary to evaluate the investment, and represented to us that the securities were being acquired for investment purposes.

On January 30, 2006, we sold 9,180,839 shares of our common stock for an aggregate purchase price of $918,083.90. The Purchase Price was paid by the subscribers by the settlement of $918,083.90 of indebtedness owed by us to these individual subscribers. No underwriting discounts or commission were paid in connection with this offering. The issuance of shares in the offering was completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors each individually represented to us that they were not a U.S. person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investors each agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

On January 30, 2006, we sold 10,180,839 shares of our common stock for an aggregate purchase price of $1,018,083.90 in cash consideration. No underwriting discounts or commission were paid in connection with this offering. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the sole investor is an accredited investor, as defined under Rule 501 of Regulation D of the Securities Act of 1933. All securities issued were issued as restricted securities and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933. No general solicitation or general advertising was conducted in connection with the sales of the shares.

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

In 2004, we focused on the business operations of Laizhou China and making inquiries regarding the acquisition of other granite mining properties in the PRC. As a result of the acquisition of Laizhou, we no longer pursued the Brazil Project and sold our interest in CPL Arbor on December 31, 2004. In the interest of continuing the project until such time a buyer could be found, two of our directors, Messrs. Chen and Takkas, lent us further funds during the fourth quarter of 2004, totaling $170,000, specifically for use on this real estate development project. On December 31, 2004, we entered into an agreement with a consortium, that included the two directors, to sell our interest in CPL Arbor. Under the agreement the buyer has accepted the interest in CPL Arbor and the responsibility to repay the notes totaling $595,000 set off against notes payable by us to our two directors, Messrs. Chen and Takkas, totaling $170,000 requiring a net payment to us of $425,000. $25,000 was paid on execution of the agreement and $200,000 was paid on March 31st, 2005, with the balance of $200,000 paid on June 30th, 2005. The two directors had personally guaranteed these payments.

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

On May 10, 2005 an agreement was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd. ("SOREM") is to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou") as disclosed in our 8K filing of May 20th, 2005. In pursuance of this, the subsidiary SOREM was incorporated in the Cayman Islands on July 19, 2005. Furthermore, a Chinese company, Rither Rare Earth Metal Material (Huizhou) Co., Ltd. ("REMCO") was formed and owned by our British Virgin Islands subsidiary with a view to carrying on the business agreed. It is planned that SOREM take over REMCO from its sister subsidiary (in an effort to restructure and separate operations) and that REMCO change its name to that of SOREM thereafter. Under the terms of the agreement Huizhou grants a worldwide, exclusive license to SOREM to use certain plants and facilities of Huizhou and certain intellectual property used in the operation of the extraction and processing of rare earth metals and alloys. Once this has been completely set-up, consideration for such license will require China Granite to issue 7,000,000 shares of its common stock to certain principals and officers of Huizhou. We are still undertaking our due diligence under this agreement. The parties are also currently considering changing the agreement from a manufacturing and licensing agreement to an acquisition agreement. We expect our due diligence to be completed shortly. If we enter into an acquisition agreement to acquire Huizhou, the Manufacturing and Licensing Agreement between the parties will be terminated.

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

On August 31, 2005 we announced that the Mining Management office, the Security & Inspection office, and the Environment Protection office had inspected both of China Granite's mines and had cleared the Company to resume its operations. In conjunction with these safety inspections, the Provincial authorities are attempting to close all illegal mines operating in the area. China Granite is fully permitted and maintains corporate citizenship in the People's Republic of China. China Granite also maintains a safety policy and is conscientious of its responsibility to its employees. Safety inspections are carried out daily by the quarry masters before work begins, and strict rules are in place to halt work during inclement weather. To date, the Company is proud to confirm that it has an accident free record at both mines.

Results of Operation for the years ended December 31, 2005 and 2004.

Revenues:

Total revenues for the year ended December 31, 2005, were $520,769 compared to $2,387,582 for the year ended December 31, 2004.

Revenues from granite mining operations for the year ended December 31, 2005, were approximately $278,000 from the sale of approximately 3,700 cubic meters compared to approximately $1,700,000 from the sale of approximately 14,800 cubic meters for the year ended December 31, 2004. The decrease of approximately $1,422,000 and reduced sales of approximately 10,100 cubic meters was due almost entirely to the mines being closed (as announced above) during our high peak sales period, the three months to September 30, 2005. The mines were open for only 30 of those days, 5 days at the beginning of July and 25 days at the end of September (see announcement). Other factors include reduced prices in an attempt to win back customers lost to other regions. All these naturally led to a lack and delay of orders during the most important time of the year.

Revenues from processing operations decreased to approximately $242,000 for the year ended December 31, 2005, from approximately $688,000 for the year ended December 31, 2004. The decrease is due to less orders being processed due to the lack of availability of granite through the mine closures. Approximately 21,800 square meters of slabs were sold during the year ended December 31, 2005 compared to approximately 63,200 square meters for the year to December 31,2004.

While the large majority of orders processed to date have been for the domestic (Chinese) market we currently are reviewing a plan of constructing a new processing plant to target the processing of granite for export.

There was also interest income of $28,531 for the year to December 31, 2005, arising entirely from a loan made to Huizhou Southern Rare Earth metal Material Co. Ltd.. This compares to no other income for the year ended December 31, 2004.

Stripping costs:

The table below shows the stripping costs incurred during the year split into the major components and attributable to the respective reserves that benefited from the stripping activities:

		Stripping Costs Total	Road Maintenance	Removal of overburden

		$	$	$
2005	No. 1 Quarry	35,859	0	35,859
	Group 14 Quarry	12,151	439	11,712

		48,010	439	47,571

2004	No. 1 Quarry	157,005	48,309	108,696
	Group 14 Quarry	118,357	13,285	105,072

		275,362	61,594	213,768

Costs of sales includes attributable stripping costs of $11,770 (2004 - $39,031) allocated to the years production.

Mining Plan:

The table below outlines our present mining plans for year 2006 the respective quarries:

Mine Plans for the reserves	Group 14 Quarry	No. 1 Quarry

planned annual mine production rate	7,000 cubic meters	5,000 cubic meters

planned mine life	20 years	30 years

planned mine operating costs	$69.393 per cu.m.	$68.154 per cu.m.
Total costs	$485,750	$340,768

planned processing & finishing costs	-	-

planned administrative & sales costs	$74,349	$74,349

planned sales volume and price	$92.937 per cu.m.	$111.524 per cu.m.
Total sales	$650,558	$557,621

future planned capital expenditures	$160,000	$160,000

General and Administrative Expenses:

General and administrative expenses for the year ended December 31, 2005 were $1,217,494 compared to $1,135,188 for the year ended December 31, 2004. The majority of these expenses are due to professional fees in connection with the license agreement with Huizhou, audit, reporting, administration, the introduction of international professional staff and consulting and advisory services . . For the year ended December 31, 2005 and 2004 we spent $0 on obtaining permits for our mines.

Other expenditure:

During the year to December 31, 2005 the company incurred interest costs and liquidated damages on its Debentures and notes payable of $249,786 compared to $16,270 for the year to December 31, 2004. The increase is due to firstly a full year of interest on the debentures compared to only 3 months in the previous year, the interest attributable to the 12% secured notes and liquidated damages under the debenture agreement as we have not been able to file an SB2 registration as required therein.

During the year ended December 31, 2005, we loaned Huizhou $110,000 directly and $260,223 through our subsidiary Laizhou. These amounts are unsecured and accrue interest at approximately 6.3% per year with all outstanding principal and unpaid interest due six months from the date of advance. These loans are renewable between the parties.

Net Profit:

As a result of the foregoing factors, and $76,332 (2004 - $19,083) allocated to our statement of operations for the conversion premium on convertible debt and warrants issued by us during the year, our net loss for the year ended December 31, 2005, totaled $1,530,203 compared to a profit of $343,476 for the year ended December 31, 2004. Our loss per share for the year ended December 31, 2005 is $0.11 compared to earnings of $0.03 for the year ended December 31, 2004. Such loss was primarily due to the mining closures during the year.

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

On October 6, 2004, we completed the sale of a $650,000 8% Senior Secured Promissory Note to institutional and accredited investors pursuant to a Secured Promissory Note Purchase Agreement (the "Senior Purchase Agreement") (the "October Placement"). Under the Senior Purchase Agreement, we issued a Secured Convertible Promissory Note (the "Senior Convertible Note") in the aggregate principal amount of $650,000, convertible into our Common Stock at the option of the investors at $1.60 per share. The Senior Convertible Note accrues interest at 8% per year and all outstanding principal and unpaid interest is due on September 30, 2007. We must make quarterly interest-only payments of $13,000 to the investors until the Senior Convertible Note is either paid in full or is converted into our common stock. Under the Senior Purchase Agreement, we also issued warrants (the "Warrants") to purchase an aggregate of 406,250 shares of our Common Stock at a per share exercise price of $2.00. The Warrants are exercisable, in whole or in part, until September 30, 2009. Our obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of our assets pursuant to a general security agreement between us and the investors. In addition, pursuant to a registration rights agreement between us and the investors, we have agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of our common stock underlying the Senior Convertible Note and the Warrant. In 2005, we became in default of the Senior Purchase Agreement, Secured Convertible Note and Warrant, for among other things, not making payments on the note and not having registered the underlying securities. The Senior Convertible Note and the Warrant were issued to accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder. Duncan Capital LLC served as placement agent for the transaction. The purchasers had access to all relevant information necessary to evaluate the investment, and represented to us that the securities were being acquired for investment purposes.

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

On October 5, 2005, we became obligated for repayment of $886,885 pursuant to a general security agreement and a series of secured promissory notes, dated October 5, 2005, in the principal amount of up to $886,885 entered into with five purchasers.

The material terms of the general security agreement and promissory notes were as follows:

  The interest rate is twelve percent (12%) per annum, unless we are in default of the note, in which event the interest rate is 16% per annum until the default is cured;
  Interest payments on the principal amount outstanding is to be paid quarterly (January 4, April 4, July 4 and October4);
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

On January 30, 2006, we sold 9,180,839 shares of our common stock for an aggregate purchase price of $918,083.90. The Purchase Price was paid by the subscribers by the settlement of $9,180,839 of indebtedness of the Company to these individual subscribers who previously held Senior Convertible Notes. No underwriting discounts or commission were paid in connection with this offering. The issuance of shares in the offering was completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors each individually represented to us that they were not a U.S. person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investors each agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

On January 30, 2006, we sold 1,000,000 shares of common stock of the Company for an aggregate purchase price of $100,000 in cash consideration. No underwriting discounts or commission were paid in connection with this offering. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the sole investor is an accredited investor, as defined under Rule 501 of Regulation D of the Securities Act of 1933. All securities issued were issued as restricted securities and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933. No general solicitation or general advertising was conducted in connection with the sales of the shares.

Changes in cash from operations, investing and financing activities:

Operations:

The net cash provided from operations for the year ended December 31, 2005, is a negative of $462,225 compared to a negative of $307,043 for the year to December 31, 2004, a negative effect from one period to the other of approximately $155,000. The primary cause of the decrease has been been caused by the loss incurred from operations of $1,530,203 for the year ended December 31, 2005 compared to a profit of $343,476 for the year to December 31, 2004. Other significant activities include an increase in the provision for depreciation of plant and equipment of $50,149 (to $290,756) due to new purchases during the year to December 31, 2005; an increased provision for doubtful debts of $170,005 for the year to December 31, 2004 compared to $12,992 for the year to December 31, 2004 due to older debts; an increase in accounts receivable of $185,359 for the year to December 31, 2005 compared to a reduction of $259,726 for the year to December 31, 2004; a reduction in Deposits, prepayments and other receivables of $199,438 for the year to December 31, 2005 compared to a larger reduction of $571,696 for the year to December 31, 2004; an increase in inventory of $86,564 for the year to December 31, 2005 compared to a reduction of $59,008 for the year to December 31, 2004; an increase in Accruals and other payables of $496,077 for the year to December 31, 2005 compared to a smaller increase of $125,833 for the year to December 31, 2004; a reduction in Business and resource tax and government surcharge payable of $24,876 for the year to December 31, 2005 compared to an increase of $26,569 for the year to December 31, 2004; and a reduced amount of stripping costs capitalized during the year ended December 31, 2005 of $46,793 compared to $275,362 for the year to December 31, 2004.

Investing:

For the year ended December 31, 2005, $510,611 was used in investing activities compared to $1,326,715 for the year to December 31, 2004. Fixed Assets of $510,611 was purchased in 2005 compared to $1,973,368 for 2004 and assets were effectively acquired on recapitalization of $646,653 upon the merger of the Company with the Chinese operations during the year to December 31, 2004.

Financing:

During the year to December 31, 2005, $886,885 was raised through a 12% debenture and $400,000 was collected from the Brazil Project. $250,000 was used to reduce Notes payable under the secured promissory note and $163,884 and $3,623 were repaid to a shareholder and a director respectively. It should be noted that the amount repaid to the shareholder is almost entirely due to the repayment of the loan on the excavators. In the year to December 31, 2004, the effect of the merger in February 2004 provided $1,495,000 to cash flow and a further $250,000 was provided through notes payable over receivable. $650,000 was received by the Company through a Senior Secured Promissory note discussed previously and $400,000 is due from the sale of the Brazilian project as at December 31, 2004. These factors were set off by repayment of $120,773 of an advance from a director and an apparent advance from a shareholder of $87,562 (this was caused by the loan for an equipment purchase having to be in a name of a individual rather than the company in China).

Overall:

Given the above together with a currency translation adjustment of $2,181 in 2005 ($1,853 in 2004) caused a decrease in actual cash of $105,639 (compared to an increase of $76,178 in 2004). This taken with the effect of the exchange rate on the opening balance of $320 ($0 in 2004) leaves us with cash and cash equivalents of $12,574 ($117,893 in 2004).

We estimate that after giving effect to the October debenture and January Placement, the current capital reserves that result will allow us to operate for at least six months without relying on additional financing. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

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

Other Material Information

The Securities and Exchange Commission is still in the process of reviewing our Form 10-KSB for years ended December 31, 2003, December 31, 2004 and the financial statements we filed on Form 8-K on April 19, 2004. We may be required to file further amendments to these financial statements should the Securities and Exchange Commission have further comments.

Item 7.    Financial Statements

Our Financial Statements can be found immediately following Item 14 below.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective on October 4, 2004, Moores Rowland Mazars ("Moores") resigned as the principal accountant engaged to audit the financial statements of the Company. Moores reviewed the Company's financial statements for the fiscal quarter ended June 30, 2004. During this period, and the subsequent interim period prior to their resignation, there were no disagreements with Moores on any matter of accounting principles or practices, financial statementdisclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Moores would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-B").

Moores was engaged by the Company from July 15, 2004 until October 4, 2004. In addition, Moores was also the auditor of the financial statements of Laizhou which are the historical financial statements of the Company, since the Company's February 5, 2004 reorganization with Laizhou. Neither Moores or Braverman, the Company's previous independent public accountant, audit reports for the Company's fiscal year ended December 31, 2003 contained any adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. Further during our most recent fiscal year and any subsequent interim period before Moores resigned, we did not have any disagreements with Moores on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure.

Effective on October 5, 2004, we engaged Rotenberg and Co. to audit our financial statements. During our most recent fiscal year, and the subsequent period prior to such appointment, we have not consulted the newly engaged accountant regarding the application of accounting principals to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

Our Board of Directors approved the aforementioned changes in accountants described herein.

Item 8A.   Controls and Procedures

On December 31, 2005, our management concluded our evaluation of the effectiveness of our disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all of our current directors and executive officers as of December 31, 2005. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position
Dong Chen	44	President and Director
Piguo Man	45	Manager and Director
Maria Camilla Maz	36	Treasurer
Michael Miller	50	Vice-President of Investor Relations
Costas Takkas	48	Chief Financial Officer and Director

Background of Officers and Directors

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

Maria Camilla Maz: Ms. Maz was appointed as Treasurer in October 2003. Prior to this position, Ms. Maz worked for the past five years in the financial services industry as an assistant and advisor for multiple small and medium size companies in the United States and Canada through her consulting company Prosper Financial Inc. In 1993, Ms. Maz played an important role in the financing, bid preparation to the Colombian government and subsequent implementation of cellular communications, in the northern region of Columbia; Ms. Maz has also been founder, owner and operator of several companies in South America. Ms. Maz holds a Bachelors Degree in Business Administration (BBA) with emphasis in Finance from Universidad de Los Andes, Bogota, Colombia. Ms. Maz is the sister-in-law of Michael Miller, our Vice-President of Investor Relations.

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

Involvement in Certain Legal Proceedings

Other than as disclosed below, during the past five years, none of our directors, officers, promoters or control persons have been:

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

Mr. Robert Miller, our former Treasurer and Vice President of Investor Relations, the husband of Maria Camilla Maz, our Treasurer and the brother of Michael Miller, our Vice President of Investor Relations, was a director of Nanovation Technologies Inc. ("Nanovation") from 1996 to 1999. Nanovation made switches and circuits for fiber optics networks and it filed for Chapter 11 bankruptcy protection in July 2001.

Committees of the Board of Directors

Our Audit Committee is chaired by Costas Takkas. Dong Chen serves as the other members of the Audit Committee. The Audit Committee oversees our financial reporting processes and is responsible for reviewing our financial condition. The Audit Committee met on three occasions during the fiscal year ended December 31, 2005. Each of the members of the Audit Committee attended each of the meetings held by the Audit Committee in person.

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
  An understanding of generally accepted accounting principles and financial statements;
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
  An understanding of internal controls and procedures for financial reporting; and
  An understanding of audit committee functions.

Mr. Takkas received his designation as a chartered accountant from the Institute of Chartered Accountants in England and Wales in 1982. Early in his career he worked as a chartered accountant and auditor. He is now self-employed, investing his time and money in speculative projects.

Compensation Committee

Our Compensation Committee is chaired by Mr. Costas Takkas. Costas Takkas and Piguo Man serve as the other members of the Compensation Committee. The Compensation Committee oversees the compensation of our executive officers and directors. Our Compensation Committee did not meet in 2005 since we were primarily focused on searching for new business opportunities and did not have operations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of the our common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. Based on a review of the our records, management believes that all filing requirements applicable to the our officers, directors and holders of more than 10% of our common stock were complied with during the 2005 fiscal year, except that: with respect to Mr. with respect to Mr. Costas Takkas two Form 4's were filed late concerning the disposition of shares.

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

Item 10. Executive Compensation

Executive Compensation Summary

The following table provides compensation information for the period indicated with respect to the persons who served as our President for the years ended December 31, 2005, 2004 and 2003, and all other of our executive officers

Continued on next page ...

receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2005, 2004 and 2003 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Under-lying Options/ SarS(#)	LTIP Payouts ($)	All Other Compensation ($)
Dong Chen(1)	2005	0	0	$ 24,000	0	0	0	0
President	2004	0	0	$ 24,000	0	0	0	0
	2003	0	0	0	0	0	0	0

Juan Chen(2)	2005	0	0	0	0	0	0	0
CFO	2004	0	0	$ 4,000	0	0	0	0
	2003	0	0	0	0	0	0	0

Costas Takkas(3)	2005	0	0	$100,000	0	0	0	0
CEO & President	2004	0	0	0	0	0	0	0
	2003	0	0	$ 18,000	0	0	0	0

Stephen Spoonamore(4)	2005	0	0	0	0	0	0	0
CFO & Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	$ 27,000	0	0	0	0

Robert Miller(5)	2005	0	0	0	0	0	0	0
Treasurer & VP Investor Relations	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Camilla Maz(6)	2005	0	0	$ 36,000	0	0	0	0
Treasurer	2004	0	0	$ 36,000	0	0	0	0
	2003	0	0	$ 36,000	0	0	0	0

Michael Miller(7)	2005	0	0	0	0	0	0	0
VP Investor Relations	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Joginder Brar(8)	2003	0	0	0	0	0	0	0
CEO & President

Notes:	(1)	Effective February 4, 2004 pursuant to the reorganization with Laizhou, Mr. Chen's salary is $2,000 per month.
	(2)	Effective February 4, 2004 pursuant to the reorganization with Laizhou, Ms. Chen's salary was $500 per month until she resigned effective October 2, 2004.
	(3)	Mr. Takkas was our President, Chief Executive Officer and Director from October 2002 until February 5, 2004 when he resigned as an officer but remained as a Director. Effective October 2, 2004 Mr. Takkas was hired as our Chief Financial Officer. Prior to the reorganization with Laizhou, Mr. Takkas was paid $3,000 per month pursuant to a consulting agreement under which he provided management services to us.
	(4)	Mr. Spoonamore was our Chief Financial Officer, Secretary and director from March 2003 until February 5, 2004 when he resigned as an officer but remained as a director until January 19, 2005. Prior to the reorganization with Laizhou, Mr. Spoonamore was paid $3,000 per month pursuant to a consulting agreement under which he provided management services to us.
	(5)	Mr. Robert Miller was our Treasurer and Vice President of Investor Relations from March 2003 until October 2003.
	(6)	Ms. Maz was appointed Treasurer in October 2003.

(7)	Mr. Michael Miller was appointed Vice President of Investor Relations in October 2003.
(8)	Mr. Brar resigned as our President and a Director in March 2003.
(9)	The total value of the services rendered by Mr. Brar was $60,000. The services rendered included administrative duties, board duties, contract negotiations, financing services, production and distribution research, shareholder communication and organizational duties.

Stock Options/SAR Grants

During 2005, no grants of stock options or stock appreciation rights have been made to our named executive officers or any other parties. During 2004, we issued options to purchase 960,000 shares of our common stock to certain directors, officers and employees. The parties later terminated such options.

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

Director Compensation

No cash compensation was paid to any of our directors for services as a director during the fiscal year ended December 31, 2005. We have no standard arrangement pursuant to which our Board of Directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2006 and (i) all persons who are known to us to be beneficial owners of five percent or more of the common shares, (ii) each of our directors, (iii) the Named Executive Officers named in the "Executive Compensation" section of this Annual Report and (iv) all current directors and executive officers as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	SHARES BENEFICIALLY OWNED		% OF CLASS OWNED(2)

Dong Chen, Chief Executive Officer, President and Director	2,941,976	(3)	11.92%

Piguo Man, Manager and Director	403,074		1.63%

Maria C. Maz, Treasurer	43,450		0.18%

Michael Miller, Vice-President of Investor Relations	105,000		0.43%

Costas Takkas, Director	525,000		2.12%

Ricardo Requeno, Stockholder25 De Mayo 444, Piso 2, 1100, Montevideo, Uruguay	2,999,976		12.16%

Lucky Ocean Group Ltd.	2,198,700		8.91%

Officers and directors as a group (five persons)	4,018,500		16.28%

Notes:	(1)	Unless otherwise stated, the address of all persons in the table is c/o China Granite Corporation, 2642 Collins Avenue, Suite 305, Miami Beach, Florida 33140.
	(2)	Based on 24,678,839 shares of common stock issued and outstanding as of March 31, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

During the year ended December 31, 2005, the Company entered into an agreement to purchase two excavators for US$321,256 partly funded through a loan arrangement. Under the Laws of the PRC such a loan cannot be extended to a company and it was therefore adopted on behalf of the Company by one of its shareholders. The loan was repaid by the Company in October, 2005.

Conflicts Related to Other Business Activities

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
10.1*	12% Secured Note Purchase Agreement dated October 5, 2005 (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed on October 5, 2005).
10.2*	Form of 12% Senior Secured Note dated October 5, 2005 (incorporated by reference to exhibit 10.2 to our current report on Form 8-K filed on October 5, 2005).
10.3*	Form of General Security Agreement dated October 5, 2005 (incorporated by reference to exhibit 10.3 to our current report on Form 8-K filed on October 5, 2005).

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Vice Chairman and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

* previously filed

(b) Reports of Form 8-K
Date of Report	Date of Event	Item Reported
Oct. 19, 2005	Oct. 5, 2005	Items 1.01, 2.03, 8.01and 9.01 - Entered into a general security agreement and a series of secured promissory notes, dated October 5, 2005, in the principal amount of up to $886,885 with five purchasers.
Oct. 7, 2005	Sept. 22, 2005	Items 2.04, 4.02, and 9.01 - Form 8-K/A - Holders of Senior Convertible notified company they want to be paid back by September 30, 2005; and notice of non-reliance of previously issued financial statements.
Sept. 30, 2005	Sept. 22, 2005	Items 2.04, 4.02, and 9.01 - Holders of Senior Convertible notified company they want to be paid back by September 30, 2005; and notice of non-reliance of previously issued financial statements.
Sept. 6, 2005	Aug. 31, 2005	Items 8.01 and 9.01 - China Granite's mines cleared by Mining Management office of Shangdong Province, PRC, to resume operations.
Aug. 15, 2005	Aug. 15, 2005	Item 8.01 - Disclose Mining Management office of Shangdong Province, PRC, instructed its branch of Laizhou to close all the mines under its jurisdiction.
Aug. 3 2005	Aug. 3, 2005	Items 4.02 and 9.01 - Form 8-K/A - Non reliance of previously issued financial statements.
May 20, 2005	May 10, 2005	Item 1.01 - A Manufacturing and Licensing Agreement entered into by a subsidiary of Company with Huizhou Southern Rare Metal Material Co., Ltd
April 7, 2005	Jan. 19, 2005	Items 5.02 and 9.01 - Resignation of Stephen Spoonamore as director.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed us for professional services by Braverman and Company (January 1, 2004 to July 14, 2004), Moores Rowland Mazars (from July 15, 2004 until October 4, 2004) and Rotenberg and Co. our independent auditor, for fiscal years 2005 and 2004:
	FISCAL 2005	FISCAL 2004

Audit Fees	$127,500	$119,985

Audit-Related Fees	$8,700	$0

Tax Fees	$0	$750

All Other Fees	$0	$0

Total	$136,200	$120,735

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for fiscal years 2005 and 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2005 and 2004, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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

The Audit Committee considered the compatibility of the non-audit-related services performed by and fees paid to (i) Braverman and Company, (ii) Moores Rowland Mazars, and (iii) Rotenberg and Co. in the proposed non-audit-related services and proposed fees for 2005 and 2004 and determined that such services and fees are compatible with the independence of such auditors. During 2005, Rotenberg and us did not utilize any leased personnel in connection with the audits.

 SIGNATURES

In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GRANITE CORPORATION

/s/ Dong Chen

_________________________________

Dong Chen, President and CEO/Director

April 14, 2006

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
 &
SIGNATURE	TITLE	DATE

/s/ Dong Chen	President and Director	April 14, 2006
Dong Chen

/s/ Costas Takkas	Chief Financial Officer	April 14, 2006
Costas Takkas	and Director

/s/ Piguo Man	Director	April 14, 2006
Piguo Man

AUDITED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA GRANITE CORPORATION

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Granite Corporation and Subsidiary
(A Nevada Corporation)

Miami Beach, FL

We have audited the accompanying consolidated balance sheets of China Granite Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with The Public Company Accounting Oversight Board Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Granite Corporation and Subsidiary, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with generally accounting principles accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
 Rochester, New York
March 28, 2006

CHINA GRANITE CORPORATION
 CONSOLIDATED BALANCE SHEETS
DECEMBER 31
2005 & 2004

	2005	2004
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	12,574	117,893
Accounts receivable, net of $187,759 and $12,992 respectively	156,947	489,547
Note receivable (Note 13)	0	400,000
Inventories (Note 3)	89,112	173,416
Deposits, prepayments and other receivables	792,428	572,892
Total current assets	1,051,061	1,753,748

Plant and equipment, net (Note 4)	4,613,135	4,391,014
Mineral interests, net (Note 5)	1,590,280	1,452,464
Deferred stripping costs, net (Note 6)	1,221,566	1,163,525
Deferred conversion premium on convertible note - common stocks	133,585	209,917
Deferred conversion premium on convertible note - warrants	277,000	277,000
Total assets	8,886,627	9,247,668

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables (Note 7)	723,753	245,310
Business and resource tax and government surcharges payable	206,530	226,168
Due to shareholder (Note 13)	8,743	172,405
Due to directors (Note 13)	2,169	5,737
Income tax payable	741,048	715,333
Total current liabilities	1,682,243	1,364,953
Long Term Liabilities
Secured senior promissory note	400,000	650,000
Conversion premium payable on warrants	277,000	277,000
12% Secured debentures	886,885	0
Total long term liabilities	1,563,885	927,000

Total liabilities	3,246,128	2,291,953
Stockholders' equity
Common stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 issued and outstanding	14,498	14,498
Additional paid-in capital	5,148,019	5,148,019
Dedicated reserves	493,587	348,084
Accumulated other comprehensive income (loss)	182,374	(2,620)
Retained earnings (loss)	(197,979)	1,447,734
Total stockholders' equity	640,499	6,955,715

Total liabilities and stockholders' equity	8,886,627	9,247,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Three months ended December 31,

	2005	2004
	US$	US$

Net sales	152,790	931,048

Cost of sales	(172,175)	(530,196)

Gross (loss)/profit	(19,385)	400,852

Selling, general and administrative expenses	(410,053)	(396,446)

Operating (loss) income	(429,438)	4,406

Other income or expense:
Interest income	541	-
Interest expense	(74,823)	(27,081)
Conversion premium on convertible note - warrants	(19,083)	(19,083)

Income (loss) before income taxes	(522,803)	(41,758)

Provision for taxes	-	-

Net (loss) income	(522,803)	(41,758)

Other comprehensive income (loss)

Foreign currency translation	18,283	-

Comprehensive income (loss)	(504,520)	-

Basic and diluted earnings per share	(0.035)	(0.003)

Weighted average number of shares outstanding	14,498,000	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Twelve months ended December 31,

	2005	2004
	US$	US$

Net sales	520,769	2,387,582

Cost of sales	(535,897)	(873,565)

Gross (loss) profit	(15,128)	1,514,017

Selling, general and administrative expenses	(1,217,494)	(1,135,188)

Operating (loss) income	(1,232,622)	378,829

Other income or expense:
Interest income	28,531	-
Interest expense	(249,780)	(16,270)
Conversion premium on convertible note - warrants	(76,332)	(19,083)

(Loss) income before income taxes	(1,530,203)	343,476

Provision for income taxes	-	-

Net (loss) income	(1,530,203)	343,476

Other comprehensive income (loss)

Foreign currency translation	184,994	-

Comprehensive income (loss)	(1,345,209)	-

Basic and diluted earnings per share	(0.09)	0.03

Weighted average number of shares outstanding - basic	14,498,000	13,481,366

Weighted average number of shares outstanding - diluted	14,498,000	13,672,880

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2005	2004
	US$	US$

Cash flows from operating activities
Net (loss) income	(1,530,203)	343,476

Adjustments to reconcile net income to net cash provided by operating activities: Affect of change in exchange rates	5,739	-
Depreciation of plant and equipment	290,756	240,607
Amortization of mineral interests Amortization of deferred stripping costs	12,212 16,041	51,158 39,031
Provision for doubtful debt Conversion premium on convertible note - warrants	170,005 76,332	12,992 19,083
Changes in operating assets and liabilities:
Accounts receivable	185,359	(259,726)
Deposits, prepayments and other receivables	(199,438)	(571,696)
Inventories	86,564	(59,008)
Accruals & other payables	496,077	125,833
Business and resource tax and government surcharge payable	(24,876)	26,569
Deferred stripping and other charges	(46,793)	(275,362)
Net cash (used in) provided by operating activities	(462,225)	(307,043)
Cash flows from investing activities
Acquisition of fixed assets	(510,611)	(1,973,368)
Assets received in a recapitalization of the Company	-	646,653
Net cash used in investing activities	(510,611)	(1,326,715)

Cash flows from financing activities
Proceeds from issuance of common stock	-	1,495,000
Proceeds from issuance of 12% debentures	886,885	-
Repayment of Debenture	(250,000)	-
Shareholders advances Repayment to a shareholder	- (163,884)	87,562 -
Repayments to a director	(3,623)	(120,773)
Notes Payable	400,000	250,000
Net cash provided by financing activities	869,378	1,711,789

Other comprehensive income & dedicated reserve adjustment	(2,181)	(1,853)

Net increase in cash and cash equivalents	(105,639)	76,178
Cash and cash equivalents, beginning of period	117,893	41,715
Affect of change in exchange rates on opening balance	12,254 320	117,893 -
Cash and cash equivalents, end of period	12,574	117,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities:
Issuance of common stock for recapitalization	0	0

Income taxes paid	-	-
Interest and liquidated damages paid	249,780	16,270

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Accumulated other comprehensive income (loss)	Retained earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864
Net income for the period to December 31, 2003	-	-	-	-	(767)	1,452,342	1,451,575
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000
Conversion premium on convertible note - common stocks	-	-	229,000	-	-	-	229,000
Net loss for the year to December 31, 2004	-	-	-	-	(1,853)	343,476	341,623
Transfer	-	-	-	136,837	-	(136,837)	-

Balances, December 31, 2004	14,498,000	14,498	5,148,019	348,084	(2,620)	1,447,734	6,955,715

Prior Year Adjustments				146,207	(1,819)	(115,510)	28,878

Net loss for the 3 months to March, 2005					(1,329)	(240,441)	(241,770)

Balances, March 31, 2005	14,498,000	14,498	5,148,019	494,291	(5,768)	1,091,783	6,742,823

Net loss for the 3 months to June 2005				(704)	(634)	(335,513)	(336,851)

Balances, June 30, 2005	14,498,000	14,498	5,148,019	493,587	(6,402)	756,270	6,405,972

Net loss for the 3 months to September 30, 2005						(431,446)	(431,446)

Net loss for the 3 months to December 31, 2005						(522,803)	(522,803)

Other comprehensive income					188,776		188,776

Balances, December 31, 2005	14,498,000	14,498	5,148,019	493,587	182,374	(197,979)	5,640,499

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Granite Corporation conducts granite mining and processing operations in the People's Republic of China (the "PRC") through the wholly-owned subsidiary of its subsidiary, China Laizhou Bay Mining International Corporation, a corporation organized under the laws of the British Virgin Islands ("Laizhou Bay"). The operating company, of the same name, Laizhou Bay Mining International Corporation ("Laizhou China"), is a limited liability company organized under the laws of the People's Republic of China.

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

Principles of Consolidation

The Consolidated financial statements include the accounts of China Granite Corporation and its wholly owned subsidiary China Laizhou Bay Mining International Corporation, incorporated in the British Virgin Islands and its wholly owned subsidiary China Laizhou Bay Mining International Corporation, organized under the laws of PRC. All significant inter-company accounts have been eliminated.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts receivable

Accounts receivable are stated at the amount billed to customers.  The Company provides an allowance for doubtful accounts of $187,759 (2004 - $12,992), which is based upon a review of outstanding receivables, historical collection information and existing economic conditions.  Accounts past due more than 120 days are all provided for.  Receivables that become delinquent of 0 (2004 - 0) based on individual credit evaluation and the specific circumstances of the customer are written off.

Inventories

Inventories are valued at the lower of cost or market using weighted average cost method of accounting.

Raw materials represent purchased raw granite for use in further processing into granite slabs. Work-in-progress represents materials that are currently in the process of being converted to granite slabs. Finished goods represent granite blocks (raw granite) held for sale from mining and processed granite slabs. The Company does not expect to maintain a material line of inventory as it only extracts granite once an order is received.

Mineral interests

Mineral interests represent acquired mineral rights for parcels of land not owned by the Company. These mineral interests are currently in the production stage, which contains proven and probable reserves. Mineral interests are amortized using the units of production method over the terms of mineral rights, which are 20 and 30 years for the Company's two mineral interests. The Units of production method of amortization is used because the production level may vary from period to period. In accordance with SFAS 151 we have applied waste factors of 60% and 50% at December 31, 2005 and 2004 respectively, in determining the reserves from which the units of production were applied.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has received another written confirmation from the relevant governmental authority that the Company has valid mining rights in its two mineral interests since the commencement of mining business throughout the terms of respective mineral interests, despite the fact that official mining right certificates have not been issued at the time of commencement of mining business. The last correspondence received from the authorities was December 8, 2004, stating that it generally handles mining certificates once every two years. The Company expects to receive the official certificate by August 2006. The lack of certificate and delay in obtaining the certificate are common for mining companies in the PRC. The Company believes it is conforming to normal expectations and rules of the region.

Deferred stripping costs

The costs of removing overburden and other waste materials during the mine development stage to access mineral deposits at open pit mines are capitalized and amortized. These costs of removing waste materials and road construction are referred to as stripping costs. Stripping costs during post-production phase are expensed as incurred. However, industry practice does vary for post-production phase stripping costs incurred. Some mining companies defer the costs in the post-production phase and expensing stripping costs may result in the reporting of a greater volatility from one period to another period of results of operations. Full amount of post-production stripping costs incurred will not be expensed until the end of the mine life.

During the years ended December 31, 2005 and 2004, the Company capitalized all the stripping costs in the statement of operations as the company believed that that these costs can benefit the exploration and production of minerals in subsequent periods. Such costs amounted to US$48,010 in 2005 and US$275,362 in 2004, respectively. These stripping costs are attributed to specific identified reserves and the units of production method is being used to recognize the costs as a component of cost of sales in the same period as the related revenue.

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

The Company has reviewed the Mining Resource Law of the PRC, specifically Chapter 4, which deals with the reclamation of mining properties and Environmental Pollution. The relevant law regarding this in Clause 32 states: "With exploitation of mining resources, companies must obey relatively legal prescribes of environmental protection, preventing pollution of environment. . . .. any farmland, grassland, woodland which are destroyed by exploitation of mines or mining business should adopt re-mining utilization, plantation or other using step which are adjusted measures to local conditions." Our Group 14 Quarry and Number 1 Quarry are located in dry rocky areas with very little vegetation, and are not considered "farmland, grassland or woodland".

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

Impairment of long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived assets is determined by whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock options and warrants

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25 and related interpretations in accounting for its stock and warrant based compensation made to its employees. APBO No.25 requires recognition of compensation expense for variable awards over the vesting periods based upon the then current market values of the underlying stock. Stock options and awards made to consultants are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS no. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB statement No. 123", which requires the recognition of compensation expenses for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. The fair market value is calculated using the Black Schoels model and the Company uses the straight-line method of amortization for stock-based compensation.

Net sales

The Company recognizes revenue when there is persuasive evidence of an agreement with customers, with a fixed fee that is collectible and when delivery has occurred. In accordance with the provisions of Staff Accounting Bulletin No. 101, revenue is recognized when product is shipped, title passes to the customer. The price is fixed or determinable and collectability is reasonably assured.

Cost of sales

Costs classified as cost of sales relate to the mining of minerals and production of granite slabs and include such items as material cost, depreciation of fixed assets, amortization of mineral interests, direct labor costs and other production costs.

Shipping and handling costs

Shipping and handling costs are classified as selling expenses and are expensed as incurred.

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

Foreign currency translation

Transactions in non-functional currencies during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statement of operations. There was no translation adjustment in 2004 due to translations into our reporting currency as the Renminbi had been fixed against the United States dollar for the past 10 years. A translation gain of US$188,290 has been applied to reserves during 2005 as the Chinese government adjusted its policy of being fixed against the United States dollar to a package of currencies on July 21, 2005 and we expect such translation adjustments to continue to occur in future reports.

Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on December 31, 2005 of US$1.00 = Rmb8.07 (2004 - US$1.00 = Rmb8.28). No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities (common stock equivalents). Diluted earnings per share is the same as basic earnings per share for all of the periods presented as the effect of common stock equivalents resulting from the convertible notes and warrants were anti-dilutive.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements, but management does not expect that it will have a material effect.

In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2").

SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements, but management does not expect that it will have a material effect.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The management of the Company does not expect that SFAS 153 will have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements, but management does not expect that it will have a material effect.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

3. INVENTORIES

Inventories consisted of:
	As of December 31,
	2005	2004

Raw materials	72,052	72,240

Work-in-progress	0	18,323
Finished goods	106,604	82,853

	178,656	173,416
Less: Provision for slow moving stock	(89,544)	0

Net Inventory	89,112	173,416

4. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of:
	As of December 31,
	2005	2004

Leasehold land	584,648	569,820

Buildings	769,386	749,874
Furniture and equipment	2,337,153	2,271,448

Motor vehicles	115,018	112,101
Construction-in-progress	1,408,399	1,001,399

Leasehold Improvements	64,605	44,797

Cost	5,279,209	4,749,439
Less: Accumulated depreciation	(666,074)	(358,425)

Plant and equipment, net	4,613,135	4,391,014

Depreciation expense amounted to $290,756 for the year ended December 31, 2005 and $240,607 for the year ended December 31, 2004. Differences may have occurred in Asset value and Depreciation due to translation.

5. MINERAL INTERESTS, NET

Mineral interests represented:
	As of December 31,
	2005	2004

Gross carrying amount	1,728,624	1,570,048

Accumulated amortization	(138,344)	(117,584)

Net book value	1,590,280	1,452,464

All the mineral interests are in the production stage and amortization expense amounted to $12,212 and $51,159 for the years ended December 31, 2005 and December 31, 2004, respectively. Differences may have occurred in Asset value and Depreciation due to translation.

Based upon the estimated production for our mines we expect amortization of mineral interest to be a total of $40,930 for each of the next five years.

6. DEFERRED STRIPPING COSTS, NET

Deferred stripping costs represented:
	As of December 31,
	2005	2004

Gross carrying amount	1,321,864	1,241,546

Accumulated amortization	(100,298)	(78,021)

Net book value	1,221,566	1,163,525

Amortization expense amounted to $16,041 and $39,031 for the years ended December 31, 2005 and December 31, 2004, respectively. Differences may have occurred in Asset value and Depreciation due to translation.

Based upon the estimated production for our mines we expect amortization of deferred stripping costs to total of $35,577 for each of the next five years.

7. ACCRUALS AND OTHER PAYABLES

Accruals and other payables consisted of:
	As of December 31,
	2005	2004

Wages and bonus	12,301	15,590

Accrued interest	57,401	13,000
Others	654,051	216,720

	723,753	245,310

8. NOTES PAYABLE

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

The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. The calculation of the original entry was based on the Black Schoels model as follows; FMV of conversion premium on Note Payable $229,125 (406,250 shares   0.564) (3 years) and FMV of warrants on Note Payable $277,062 (406,250   0.682) (5 years). The valuation of the warrants was based on the following assumptions; Share price; 0.90, dividend; 0, maturity; 5 years., strike price; 2.00, interest rate; 3.50 and volatility; 120 . Per paragraph 19 (issue 6) of EITF 00-27, the discount from beneficial conversion on notes payable are amortized from the date of issuance to the stated date of redemption of the convertible instrument.

	Year Ended December 31,2005	Year Ended December 31,2004
Net loss	(1,453,871)	362,559
Total compensation expense under the fair-value based method for all awards, net of related tax effects	(76,332)	(19,083)
Pro forma net loss	(1,530,203)	343,476
Basic and diluted EPS, as reported	(0.09)	0.03
Basic and diluted EPS, pro forma	(0.09)	0.03

8. NOTES PAYABLE (CONTINUED)

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

On October 5, 2005, we became obligated for repayment of $886,885 pursuant to a general security agreement and a series of secured promissory notes, dated October 5, 2005, in the principal amount of up to $886,885 entered into with five purchasers.

The material terms of the general security agreement and promissory notes are as follows:

  The interest rate is twelve percent (12%) per annum, unless we are in default of the note, in which event the interest rate is 16% per annum until the default is cured;
  Interest payments on the principal amount outstanding is to be paid quarterly (January 4, April 4, July 4 and October4).
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

The reconciliation of the PRC income tax rate to the effective income tax rate based on income before income taxes is as follows:

Years to December 31, 2005 and December 31, 2004
%

PRC income tax rate	33

Effective income tax rate	33

9. INCOME TAXES (CONTINUED)

The following is a geographical breakdown of income before the provision for income taxes:

	Year to December 31,	Year to December 31,
(in thousands)	2005	2004
Domestic	0	0
Foreign	0	343
Total
	0	343

The provision for income taxes consists of the following:

	Year to December 31,	Year to December 31,
(in thousands)	2005	2004
Current provision:
Federal	0	0
State	0	0
Foreign	0	0

Total current provision	0	0

Deferred provision (benefit):
Federal	0	0
State	0	0
Foreign	0	0

Total deferred provision	0	0

Total provision for income taxes	0	0

Effective income tax rate	0	0

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

Statutory surplus reserve represents the appropriation of 10% of income after taxation calculated in accordance with PRC accounting standards and regulations and the Articles of Association of the Company. The appropriation may cease to apply if the balance of the statutory surplus reserve has reached 50% of the Company's registered capital. In addition, the Company's Articles of Association also allows the Company to transfer certain amounts of income after

10. STOCKHOLDERS' EQUITY (CONTINUED)

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

On December 31, 2004, the Company entered into an agreement with a consortium that included the two directors to sell its interest in the Brazil Project. Under the agreement the buyer has accepted the interest in the Brazilian corporation and the responsibility to repay the notes due there from totaling $595,000 set off against notes payable by China Granite to its two Directors totaling $170,000 requiring a net payment to China Granite of $425,000. As $25,000 was paid on execution of the agreement, the remaining balance of note receivable of $400,000 is presented in the current assets section. The two directors have personally guaranteed the following payments: $200,000 due on March 31 and the balance of $200,000 due on June 30th, which have since been paid.

It has always been the intent (as disclosed in our filings) since the merger of Arbor Limited (now China Granite) and Laizhou Bay on February 5, 2004, to convert the interest in the Brazilian development project into working capital for its granite operations.

13. RELATED PARTY TRANSACTIONS (CONTINUED)

(2) Other Related party transactions during the period are as follows:

During the period the Company entered into an Agreement to purchase two excavators for US$321,256 partly funded through a loan arrangement. Under the Laws of the PRC such a loan cannot be extended to a company and it was therefore adopted on behalf of the Company by one of its shareholders. The loan was repaid by the Company in October, 2005.

In 2003, a car was purchased by the Company for US$16,780, under a similar funding arrangement to that noted above. In this case another shareholder, who is also a director adopted the loan on behalf of the Company.

As disclosed in note 10, the shareholders contributed certain assets to the Company in addition to the registered capital. Included in such assets is a mineral interest acquired from one of the Company's shareholders at a consideration of Rmb 6,000,000 (US$724,638), which was transferred at cost.

(3) Balances with related parties are as follows:
	As of December 31,
	2005	2004

Due to shareholder	8,743	172,405

 The amount due to shareholder represents the unsettled balance of the acquisition of a Car.

The Company has committed itself to making the payments due under the funding arrangement noted above. Nonetheless, the outstanding balance shown is unsecured, interest-free and has no fixed repayment terms.
	As of December 31,
	2005	2004

Due to director	2,169	5,737

The amount due to director, who is also a shareholder of the Company, represents the balance due on the purchase of a car.

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

These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the period are as follows:

14. SEGMENT INFORMATION (CONTINUED)
  Net sale:

	Year to December 31,
	2005	2004

Granite mining	278,476	1,699,922
Production of granite slabs	242,293	687,660

	520,769	2,387,582

  Net income / (loss):

	Year to December 31,
	2005	2004

Granite mining	(77,433)	1,393,964
Production of granite slabs	62,305	127,299

	(15,128)	1,521,263

Reconciliation:
Net income for reportable segments	(15,128)	1,521,263
Others
Unallocated corporate income and expenses (see below)	(1,515,075)	(1,177,787)

	(1,530,203)	343,476

Unallocated corporate income and expenses includes the following in US$1,000's:
Public Relations	32	205
Consulting fees	224	186
Legal Fees	79	160
Notes payable costs/Interest	250	93
Accounting	128	76
US Administration	30	35
Compensation expense	76	19
Sundry	51	26
China - General, Administration and other operating costs	645	378
Total	1,515	1,178

14. SEGMENT INFORMATION (CONTINUED)

    (c)  Assets:

	As of December 31,
	2005	2004

Granite mining	4,391,277	4,619,570
Production of granite slabs	2,151,057	2,077,443

	6,542,334	6,697,013

Reconciliation:
Total assets for reportable segments	6,542,334	6,697,013
Other corporate assets	2,344,293	2,550,655

	8,886,627	9,247,668

All of the Company's identifiable assets are located in the PRC

(d) Other items:

	Year to December 31,
	2005	2004

Depreciation of fixed assets:

Granite mining	163,495	157,633
Production of granite slabs	72,254	35,541
Unallocated corporate assets	55,007	47,433

	290,756	240,607
Capital expenditures for fixed assets:

Granite mining	120,686	1,419,986
Production of granite slabs	371,280	438,519
Unallocated corporate assets	18,645	114,863

	510,611	1,973,368
Amortization of mineral interests:

Granite mining	12,212	51,159

(e) Major customers

Major customers, for the period, which accounted for more than 10% of total revenues are as follows:

Years to December 31, 2005 and 2004

Granite mining	In 2005, 1 customer accounted for 10.13% of the total revenues. In 2004, no customers accounted for more than 10% of total revenues.

Production of granite slabs	In 2005, 3 customers accounted for 10.23%, 17.04% and 12.75% respectively of the total revenues. In 2004, no customers accounted for more than 10% of total revenues.

15. OPERATING RISK
(a)	Country risk

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

As of December 31, 2005, three customers had accounts receivable balances representing 19.38%, 19.54% and 16.48% respectively. As of December 31, 2004, two customers had accounts receivable balances representing 16.35% and 14.91% of total accounts balance receivable, respectively. No other customers had an accounts receivable balance that exceeded 10% of the total accounts receivable balance.

The Company performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

16. STOCK OPTIONS

During the year to December 31, 2004, the Company approved the issuance of 960,000 non qualified stock options to acquire 960,000 shares of the Company's common stock for certain directors, officers and employees. The price per share for 840,000 shares was $4 per share and the balance of 120,000 shares was $5.20 per share. Subsequent to the 2004 year end, the Company cancelled all options issued.

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

17. SUBSEQUENT EVENTS

On January 30, 2006 the Company sold 9,180,839 shares of common stock of the Company for an aggregate purchase price of $918,083.90. The Purchase Price was paid by the subscribers by the settlement of $918,083.90 of indebtedness of the Company to these individual subscribers. No underwriting discounts or commission were paid in connection with this offering. The issuance of shares in the offering was completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors each individually represented to us that they were not a U.S. person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investors each agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933;
(ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

On January 30, 2006 the Company sold 1,000,000 shares of common stock of the Company for an aggregate purchase price of $100,000 in cash consideration. No underwriting discounts or commission were paid in connection with this offering. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that the sole investor is an accredited investor, as defined under Rule 501 of Regulation D of the Securities Act of 1933. All securities issued were issued as restricted securities and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933. No general solicitation or general advertising was conducted in connection with the sales of the shares.