Form 10QSB
period 2006-03-31
CHINA GRANITE CORP
filed 2006-05-25
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the pat 12 months (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check m ark weather the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

1

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

30,028,597 common shares issued and outstanding as of May 18, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

2

                                       i

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	US$	US$
ASSETS	March 31, 2006	December 31, 2005
	(unaudited)	Restated (audited)

Current assets
Cash and cash equivalents	10,153	12,574
Accounts receivable, net	138,664	156,947
Inventories	102,313	89,112
Deposits, prepayments and other receivables	763,295	792,428

Total current assets	1,014,425	1,051,061

Plant and equipment, net	4,581,708	4,613,135
Mineral interests, net	1,600,194	1,590,280
Deferred stripping costs, net	1,229,182	1,221,566
Discount on Notes Payable	65,002	75,835

Total assets	8,490,511	8,551,877

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables	830,569	723,753
Business and resource tax and government surcharges payable	205,961	206,530
Due to a shareholder	6,765	8,743
Due to a director	1,808	2,169
Income tax payable	745,668	741,048
Secured senior promissory note	360,000	400,000
12% Secured debentures	0	886,885

Total current liabilities	2,150,771	2,969,128

Total Liabilities	2,150,771	2,969,128

Stockholders' equity
Common stock: par value $0.001, 175,000,000 shares authorized, 24,678,839 and 14,498,000 shares issued and outstanding, respectively	24,679	14,498
Additional paid-in capital	6,056,922	5,049,019
Dedicated reserves	493,587	493,587
Accumulated other comprehensive income (loss)	226,662	182,374
Retained earnings (loss)	(462,110)	(156,729)

Total stockholders' equity	6,339,740	5,582,749
Total liabilities and stockholders' equity	8,490,511	8,551,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005 Restated
	US$	US$

Net sales	-	72,569

Cost of sales	-	(65,686)

Gross profit	-	6,883

Selling, general and administrative expenses	(298,854)	(228,241)

Operating (loss) income	(298,854)	(221,358)

Other income or (expense):
Interest income	4,306	-
Amortization of Discount on Notes Payable	(10,833)	(10,833)

Income before income taxes	(305,381)	(232,191)

Provision for taxes	-	-

Net (loss) income	(305,381)	(232,191)

Other comprehensive income (loss)
Foreign currency translation	44,288	-

Comprehensive income (loss)	(261,093)	(232,191)

Basic and diluted earnings per share	(0.01)	(0.02)

Weighted average number of shares outstanding - Basic and Diluted	21,285,226	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2006	2005 Restated

	US$	US$

Cash flows from operating activities
Net (loss) income	(305,381)	(232,191)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Discount to notes payable	10,833	10,833
Prior year adjustments	0	28,878
Depreciation of plant and equipment	64,446	83,849
Amortization of mineral interests	0	7,210
Amortization of deferred stripping costs	0	5,825
Provision for doubtful debt	0	28,542
Changes in operating assets and liabilities:
Accounts receivable	18,391	181,924
Deposits, prepayments and other receivables	33,863	(50,418)
Inventories	(12,568)	(5,069)
Accruals & other payables	105,407	(12,595)
Business and resource tax and government surcharge payable	(1,845)	(23,450)
Deferred stripping and other charges	(4,631)	(8,493)
Taxes payable	0	7,757

Net cash (used in) provided by operating activities	(91,485)	22,602

Cash flows from investing activities

Acquisition of plant and equipment	0	(249,035)

Net cash used in investing activities	0	(249,035)

Cash flows from financing activities

Proceeds from issuance of common stock	1,018,084	0
Shareholders advances	0	0

Repayment to a shareholder	(2,020)	(2,971)
Repayments to a director	(372)	(1,087)

Repayment of 12% secured debenture	(886,885)
(Repayment of)/Proceeds acquired from Notes Repayable	(40,000)	200,000

Net cash provided by financing activities	88,807	195,942

Currency translation adjustment	257	(1,329)

Net increase in cash and cash equivalents	(2,421)	(31,820)

Cash and cash equivalents, beginning of period	12,574	117,893

Cash and cash equivalents, end of period	10,153	86,073

Non-cash investing and financing activities:
Common stock subscription receivable	0	0

Supplementary cash flow disclosures:

Income taxes paid	0	0
Interest paid	45,312	13,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
	Common stock

	Shares	Amount	Additional paid-in capital	Dedicated reserves	Accumulated other comprehensive income (loss)	Retained earnings	Total

		US$	US$	US$	US$	US$	US$

Balances, December 31, 2004	14,498,000	14,498	5,049,019	348,084	(2,620)	1,455,984	6,864,965

Prior Year Adjustments				145,503	,	(115,510)	29,993

Net loss for the Year to December, 2005						(1,497,203)	(1,497,203)

Other comprehensive income					184,994		184,994

Balances, December 31, 2005	14,498,000	14,498	5,049,019	493,587	182,374	(156,729)	5,582,749

Stock subscribed in private placement	10,180,839	10,181	1,007,903				1,018,084

Net loss for the 3 months to March 31, 2006						(305,381)	(305,381)

Other comprehensive income					44,288		44,288

Balances, March 31, 2006	24,678,839	24,679	6,056,922	493,587	226,662	(462,110)	6,339,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2006 and the results of its operations and cash flows, for the three months ended March 31, 2006 and 2005 have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2005.

NOTE 2.	RECENT PRONOUNCEMENTS

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

CHINA GRANITE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of March 31, 2006 and 2005 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited for all periods presented, and Arbor, Inc. since February 5, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4.	SEASONAL BUSINESS

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2006 and 2005.

NOTE 5.	INCOME TAXES

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $745,000 may eventually be eliminated if pending approvals are finalized.

NOTE 6.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

Basic and diluted earnings per share are the same.

NOTE 7.	SEGMENT INFORMATION

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

CHINA GRANITE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the comparative periods are as follows:

(a)	Net sales
	THREE MONTHS ENDED MARCH 31,

	2006	2005

	US$'000	US$'000

Granite mining	0	58

Production of granite slabs	0	15

	0	73

(b)	Net (loss) income
	THREE MONTHS ENDED MARCH 31,

	2006	2005

	US$'000	US$'000

Granite mining	0	16

Production of granite slabs	0	(9)

	0	7

Reconciliation:
Net income for reportable segments	0	7

Unallocated corporate income and expenses	(305)	(239)

	(305)	(232)

NOTE 8.	RESTATEMENT

The Balance Sheet for the year to December 31, 2005 and the Income statement and Statement of cash flow for the three months to March 31, 2005 have been restated to account for the following:

  Secured senior promissory notes and 12% secured debentures were previously classified as Long term liabilities and have been reclassified as short term liabilities. This had no effect on income.

CHINA GRANITE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  We have used the intrinsic value method to recalculate the conversion option based on EITF Issues 00-27 and 98-05. The prior journal entries on deferred conversion premium on convertible note - common stock of $229,000 and conversion premium payable on warrants of $277,000 have been reversed and a new adjusting entry for Discount on Note Payable of $130,000 has been reflected in the revised financial statements. As a consequence the December 31, 2005, Balance sheet shows that Additional paid in capital was revised to $5,049,019 from $5,148,019 and Retained Losses carried forward are $156,729 from $197,979 and the March 31, 2005 Income statement and Statement of cash flow have been revised to show a loss of $232,191 an adjustment from $240,441 as a result of the reversal of the amortization on the conversion premium on convertible notes of $19,083 and the amortization now applied to the Discount on Notes payable of $10,833.
NOTE 9.	UNREGISTERED SALE OF EQUTY SECURITIES

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

CHINA GRANITE CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10.	SUBSEQUENT EVENTS

Shares for Debt Conversion

On April 19, 2006 the Company sold 5,349,758 shares of common stock of the Company for an aggregate purchase price of $534,975.80 ($0.10 per share). The Purchase Price was paid by the subscribers by the settlement of an aggregate total of $534,975.80 of indebtedness of the Company to these individual subscribers. No underwriting discounts or commission were paid in connection with this offering. Two of our directors and officers participated in this transaction. Mr. Chen Dong, our President, CEO and a director, converted $24,470 in debt owed to him by China Granite and received 244,700 shares of our common stock. Costas Takkas, a director of China Granite converted $101,200 in debt owed to him by China Granite and received 1,012,000 shares of our common stock

The issuance of shares in the offering was completed pursuant to Rule 903 of Regulation S of the Act to seven (7) of the subscribers on the basis that the sale of the shares was completed in an offshore transaction, as defined in Rule 902(h) of Regulation S. The Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors each individually represented to us that they were not a U.S. person, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The investors each agreed by execution of the subscription agreement for the shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

The issuance of shares to one of the subscribers was completed on reliance on Rule 506 of Regulation D of the Securities Act of 1933 on the basis that this party is an accredited investor, as defined under Rule 501 of Regulation D of the Securities Act of 1933. All securities issued were issued as restricted securities and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933. No general solicitation or general advertising was conducted in connection with the sales of the shares.

Agreement

On May 10, 2005 an agreement was entered into where a subsidiary of China Granite Corporation, Southern Rare Earth Metal Material Co., Ltd. ("SOREM") is to participate in a Manufacturing and Licensing Agreement with Huizhou Southern Rare Earth Metal Material Co., Ltd. ("Huizhou") as disclosed in our 8K filing of May 20th, 2005.. In pursuance of this, the subsidiary SOREM was incorporated in the Cayman Islands on July 19, 2005. Furthermore, a Chinese company, Rither Rare Earth Metal Material (Huizhou) Co., Ltd. ("REMCO") was formed and owned by our British Virgin Islands subsidiary with a view to carrying on the business agreed. It is planned that SOREM take over REMCO from its sister subsidiary (in an effort to restructure and separate operations) and that REMCO change its name to that of SOREM thereafter. Under the terms of the agreement Huizhou grants a worldwide, exclusive license to SOREM to use certain plants and facilities of Huizhou and certain intellectual property used in the operation of the extraction and processing of rare earth metals and alloys. Once this has been completely set up consideration for such license requires China Granite to issue 7,000,000 shares of its common stock to certain principals and officers of Huizhou. Operations are expected to commence during the third quarter upon completion of our due diligence.

ITEM 2. - Management's Discussion and Analysis or Plan of Operation

Forward Looking Financial Statements

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

Introduction

We were incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999, and subsequently changed our name to Arbor, Inc. ("Arbor") on December 16, 1999. We changed our name to China Granite, Inc. on March 31, 2004.

We originally intended to engage in the business of manufacturing, selling and distributing fence posts to be used by government parks, highway departments, ranchers and farmers throughout North America. Due to a lack of capital, we were forced to abandon our original business and examine other business options.

In October 2002, we appointed a new director, Mr. Costas Takkas, to assist us with our strategic planning and in forming a new direction for our business. Mr. Takkas was responsible for the management of our new business direction in 2003 and helped to focus the Company's efforts on real estate development projects in Brazil. In February 2004, we decided we would no longer pursue the real estate development project in Brazil we originally identified.

On February 5, 2004 we entered into a stock exchange transaction (the "Reorganization") with China Laizhou Bay Mining International Corporation, a corporation organized under the laws of the British Virgin, Islands ("Laizhou") which owns all of the outstanding common stock of with China Laizhou Bay Mining International Corporation , a limited company organized under the laws of the People's Republic of China ("Laizhou China"). Pursuant to the Reorganization we changed our name to China Granite Corporation ("China Granite").

Since the Reorganization, we have focused on the business operations of Laizhou China and the acquisition of other granite mining properties in the PRC. In order to focus on the operations of Laizhou, we discontinued the Brazil Project and sold our interest in CPL Arbor on December 31, 2004.

Financial information for the three months ended March 31, 2006 and 2005 is the historical financial information of the Company (Laizhou China and Arbor combined).

Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005.

Revenues:

Total revenues for the three months ended March 31, 2006, were $0 compared to $72,569 for the three months ended March 31, 2005. The decrease in revenue for the three months ended March 31, 2006 compared to the same period of 2005 is explained in greater detail below.

Revenues from granite mining operations for the three months ended March 31, 2006, were $0 compared to approximately $58,000 for the same period last year. This was primarily due to the mines being closed due to the weather. In the three months ended March 31, 2006, we sold 0 cubic meters of blocks compared to9520 cubic meters for the same period last year.

Revenues from processing operations decreased to $0 for the three months ended March 31, 2006, from approximately $15,000 for the three months ended March 31, 2005. This decrease is due to a decrease in orders for processed granite. While the large majority of orders processed to date have been for the domestic (Chinese) market, we currently plan, through the construction of a new processing plant, to target the processing of granite for export.

There was Other Income of $4,306 for the three months ended March 31, 2006 compared to no other income for the same period in 2005. This increase is primarily attributable to interest accrued on the loan to Huizhou Southern Rare Earth Metal Material Co., Ltd.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2006 were $298,854. This is an increase of $70,613 from general and administrative expenses of $228,241 for the three months ended March 31, 2005. The majority of this increase can be attributed to consultancy fees and interest expenses.

Other expenses includes Amortization of Discount on Notes payable which was $10,833 for both periods of three months ended March 31, 2006 and 2005.

Net Profit:

As a result of the foregoing factors, our net loss for the three months ended March 31, 2006, totals $305,381 compared to a loss of $232,191 for the three months ended March 31, 2005. Our net loss per share for the three months ended March 31, 2006 stands at $0.01, slightly higher than the loss of $0.02 for the three months ended March 31, 2005.

Liquidity and Capital Resources:

As of March 31, 2006, we had $10,153 cash in hand (March 31, 2005 - $12,574). The cash is available for general working capital purposes. Our total Current Assets as of March 31, 2006 total $1,014,425.

During the quarter ended March 31, 2006, we generated proceeds through a private placement of our securities. In connection with the financing, we raised gross proceeds of approximately $1,018,083.90 through the issuance of 10,180,839 shares of our common stock (the "January Placement"). and a $918,000 convertible note. The note is convertible into common stock at a price of $2.04 per share. We also issued warrants for the purchase of an aggregate of 11 million shares of our common stock at exercise prices ranging from $2.04 to $4.80 per share with a weighted average price of approximately $3.71 per share.

On January 30, 2006 we sold 10,180,839 shares of common stock of the Company for an aggregate purchase price of $1,018,083.90 ($0.10 per share) ("January Placement"). The Purchase Price was paid by the seven of the subscribers by the settlement of an aggregate total of $$918,083.90 of indebtedness of the Company to these individual subscribers for 9,180,839 shares of common stock. The January Placement was made only to accredited investors without general solicitation in compliance with Regulation S and Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the January Placement.

On January 30, 2006 the Company sold 10,180,839 shares of common stock of the Company for an aggregate purchase price of $1,018,083.90 (the "January Placement"). The Purchase Price was paid for 9,180,839 share of common stock was made by the settlement of $918,083.90 of indebtedness of the Company to these individual subscribers. The January Placement was made only to accredited investors without general solicitation in compliance with Regulation S and Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the January Placement.

We intend to raise additional capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding options, and, if available on satisfactory terms, debt financing to achieve our goals and objectives for the next nine months.

We plan to use future funds raised for marketing and advertising, as well as for strategic acquisition of existing businesses that complement our market niche, and for general working capital purposes.

If we are unsuccessful in obtaining new capital, our ability to seek and consummate strategic acquisitions to build our company internationally and to expand of our business development and marketing programs would be adversely affected.

Our management estimates that after giving effect to the November, December, April, October and January Placements, the current capital reserves that result, combined with the current outstanding accounts receivable, will allow us to operate for at least twelve months while also relying on additional financing. Funds have been provided by shareholders during and since the period end to help with operations, while we have been pursuing other deals and financing activities. Such support from certain shareholders, have assisted with projected cash flows for the next twelve months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

For the next 12 months we expect the primary sources of liquidity to be funds generated through the issuance of stock.

Seasonal Business

The Company's operations in China are seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2006 and 2005.

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

Off-Balance Sheet Arrangement

As of March 31, 2006, we had had no off-balance sheet arrangements.

 Capital Expenditure Commitments

At March 31, 2006, we had no outstanding commitments for capital expenditures.

Recent Developments

On April 19, 2006 we sold 5,349,758 shares of common stock of the Company for an aggregate purchase price of $534,975.80 ($0.10 per share) ("April Placement"). The Purchase Price was paid by the subscribers by the settlement of an aggregate total of $534,975.80 of indebtedness of the Company to these individual subscribers. The January Placement was made only to accredited investors without general solicitation in compliance with Regulation S and Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the April Placement.

Two of our directors and officers participated in the April Placement.. Mr. Chen Dong, our President, CEO and a director, converted $24,470 in debt owed to him by the Company and received 244,700 shares of our common stock. Costas Takkas, a director of the Company converted $101,200 in debt owed to him by the Company and received 1,012,000 shares of our common stock.

Cautionary Statements Regarding Future Results of Operation

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

Risks Related to Our Operations:

We May Need Further Capital.

Based on current reserves and anticipated cash flow from operations, we currently anticipate that the available funds will be sufficient to meet our anticipated needs for working capital, capital expenditures and business expansion for twelve months. Thereafter, we will need to raise additional funds. If any of our assumptions are incorrect, we may need to raise capital before the end of twelve months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that our operations and facilities are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. See "Legal Proceedings" on page 18 of this Form 10-QSB. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of certain products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our operations and business. We, through safety information sheets and other means, communicate what we believe to be appropriate warnings and cautions to employees about the risks associated with granite mining and processing.

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

ITEM 3 - Controls and Procedures

On March 31, 2006, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

There were no new legal proceeding or significant developments in existing proceedings that occurred during the three months ended March 31, 2006.

ITEM 2 - Changes in Securities and Use of Proceeds

The information required in this section has been previously provided on Form 8-Ks filed with the Securities and Exchange Commission during this quarter.

ITEM 3 - Defaults Upon Senior Securities

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

On January 30, 2006, our Board of Directors and a majority of its stockholders, by written consent in lieu of a stockholders meeting, agreed to amend our Articles of Incorporation to increase our authorized capital to:

  175,000,000 shares of common stock with a par value of $0.001 per share; and
  25,000,000 shares of preferred stock with a par value of $0.001 per share.

Majority stockholders holding a total of 12,734,493 shares of common stock (51.60%) agreed to this action on the January 30, 2006 record date..

A definitive information circular was filed with the Securities and Exchange Commission on February 16, 2006 and mailed to our stockholders on February 17, 2006 regarding this matter.

ITEM 5 - Other Information

None.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
31.1	Certification of Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

 *previously filed

(b) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
Feb. 3, 2006	Jan. 30, 2006	Item 3.02 - Company sold 9,180,839 shares of common stock of the Company for an aggregate purchase price of $918,083.90.
March 1, 2006	Oct. 4, 2004	Amended Items 4.01 and 9.01 previously filed Oct. 14, 2004 in connection with the changes in Company's certifying accountant. This Report amended and supplemented to clarify and add certain information.
April 26, 2006	April 19, 2006	Items 3.02 and 9.01 - Company sold 5,349,758 shares of common stock of the Company for an aggregate purchase price of $534,975.80.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May , 2006
CHINA GRANITE CORPORATION

By: /s/ Dong Chen
Dong Chen, President and CEO

By: /s/ Costas Takkas
Costas Takkas, CFO and Chief Accounting Officer