Form 10QSB
period 2006-06-30
Strategic Rare Earth Metals Inc.
filed 2006-08-22
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly six month period ended: June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-30516

STRATEGIC RARE EARTH METALS, INC. (formerly CHINA GRANITE CORPORATION)
(Exact name of small business issuer as specified in its charter)

Nevada	880448920
(State of Other Jurisdiction incorporation or organization)	(I.R.S. Employer I.D. No.)

2642 Collins Avenue, Suite 305, Miami, FL 33140
(Address of principal executive offices)

Issuer's telephone number (305) 667-5540

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

30,028,597 common shares issued and outstanding as of August 15, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

2

i

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEET
	US$	US$
ASSETS	June 30,2006	December 31, 2005
	(unaudited)	Restated (audited)

Current assets
Cash and cash equivalents	4,780	12,574
Accounts receivable, net	138,729	156,947
Inventories	102,697	89,112
Deposits, prepayments and other receivables	756,173	792,428

Total current assets	1,002,379	1,051,061

Plant and equipment, net	4,526,058	4,613,135
Mineral interests, net	1,606,203	1,590,280
Deferred stripping costs, net	1,233,797	1,221,566
Discount on Notes Payable	54,169	75,835

Total assets	8,422,606	8,551,877

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables	373,045	723,753
Business and resource tax and government surcharges payable	207,421	206,530
Due to a shareholder	198,849	8,743
Due to a director	1,815	2,169
Income tax payable	748,468	741,048
Secured senior promissory note	225,000	400,000
12% Secured debentures	0	886,885

Total current liabilities	1,754,598	2,969,128

Total Liabilities	1,754,598	2,969,128

Stockholders' equity
Common stock: par value $0.001, 175,000,000 shares authorized, 30,028,597 and 14,498,000 shares issued and outstanding, respectively	30,029	14,498
Additional paid-in capital	6,586,548	5,049,019
Dedicated reserves	493,587	493,587
Accumulated other comprehensive income (loss)	253,110	182,374
Retained earnings (loss)	(695,266)	(156,729)

Total stockholders' equity	6,668,008	5,582,749

Total liabilities and stockholders' equity	8,422,606	8,551,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005 Restated
	US$	US$

Net sales	-	262,815

Cost of sales	-	(229,039)

Gross profit	-	33,776

Selling, general and administrative expenses	(525,553)	(595,157)

Operating (loss) income	(525,553)	(561,381)

Other income or (expense):
Interest income	8,682	23,593
Amortization of Discount on Notes Payable	(21,666)	(21,666)

Income before income taxes	(538,537)	(559,454)

Provision for taxes	-	-

Net (loss) income	(538,537)	(559,454)

Other comprehensive income (loss)
Foreign currency translation	70,736	-

Comprehensive income (loss)	(467,801)	(559,454)

Basic and diluted earnings per share	(0.02)	(0.04)

Weighted average number of shares outstanding - Basic and Diluted	25,199,488	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED JUNE 30,
	2006	2005 Restated
	US$	US$

Net sales	-	190,246

Cost of sales	-	(163,353)

Gross profit	-	26,893

Selling, general and administrative expenses	(226,699)	(366,917)

Operating (loss) income	(226,699)	(340,024)

Other income or (expense):
Interest income	4,376	-
Amortization of Discount on Notes Payable	(10,833)	(10,833)

Income before income taxes	(233,156)	(350,857)

Provision for taxes	-	-

Net (loss) income	(233,156)	(350,857)

Other comprehensive income (loss)
Foreign currency translation	26,448	-

Comprehensive income (loss)	(206,708)	(350,857)

Basic and diluted earnings per share	(0.01)	(0.02)

Weighted average number of shares outstanding - Basic and Diluted	28,911,615	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED JUNE 30,
	2006	2005 Restated
	US$	US$

Cash flows from operating activities
Net (loss) income	(538,537)	(559,454)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Discount to notes payable	21,666	21,666
Prior year adjustments	0	28,878
Depreciation of plant and equipment	128,816	163,999
Amortization of mineral interests	0	11,935
Amortization of deferred stripping costs	0	15,079
Provision for doubtful debt	0	127,820
Changes in operating assets and liabilities:
Accounts receivable	18,391	130,796
Deposits, prepayments and other receivables	43,752	(279,787)
Inventories	(12,568)	(90,582)
Accruals & other payables	(352,143)	427,002
Business and resource tax and government surcharge payable	(1,165)	(18,458)
Deferred stripping and other charges	3,129	(38,372)
Taxes payable	0	6,920

Net cash (used in) provided by operating activities	(688,659)	(52,558)

Cash flows from investing activities
Acquisition of plant and equipment	0	(411,806)
Payment of interest on debenture	(31,199)

Net cash used in investing activities	(31,199)	(411,806)

Cash flows from financing activities
Proceeds from issuance of common stock	100,000	0
Shareholders advances	195,000	0
Repayment to a shareholder	(5,931)	(30,097)
Repayments to a director	(372)	(3,382)
Proceeds from debt	534,976	0
Repayment of 12% secured debenture	(886,885)
(Repayment of)/Proceeds acquired from Notes Repayable	(175,000)	400,000

Net cash provided by financing activities	6489,673	366,521

Currency translation adjustment	993	(2,667)

Net increase in cash and cash equivalents	(7,794)	(100,510)
Cash and cash equivalents, beginning of period	12,574	117,893

Cash and cash equivalents, end of period	4,780	17,383

Non-cash investing and financing activities:
Common stock subscription receivable	0	0
Issuance of common stock	1,453,060	0
Repayment of debt	(534,976)	0
Repayment of 12% secured debenture	(886,885)	0

Supplementary cash flow disclosures:
Income taxes paid	0	0
Interest paid	68,282	26,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATEDSTATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Accumulated other comprehensive income (loss)	Retained earnings	Total

		US$	US$	US$	US$	US$	US$

Balances, December 31, 2004	14,498,000	14,498	5,049,019	348,084	(2,620)	1,455,984	6,864,965

Prior Year Adjustments				145,503	,	(115,510)	29,993

Net loss for the Year to December, 2005						(1,497,203)	(1,497,203)

Other comprehensive income					184,994		184,994

Balances, December 31, 2005	14,498,000	14,498	5,049,019	493,587	182,374	(156,729)	5,582,749

Stock subscribed in private placement	10,180,839	10,181	1,007,903				1,018,084

Net loss for the 6 months to June 30, 2006						(538,537)	(538,537)

Other comprehensive income					70,736		70,736

Shares for Debt Conversion	5,349,758	5,350	529,626				534,976

Balances, June 30, 2006	30,028,597	30,029	6,586,548	493,587	253,110	(695,266)	6,668,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2006 and the results of its operations and cash flows, for the six months ended June 30, 2006 and 2005 have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of June 30, 2006 and 2005 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited and Arbor, Inc. for all periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a) Net Sales

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005
	US$ '000	US$ '000	US$ '000	US$' 000

Granite mining	0	62	0	120
Production of granite slabs	0	128	0	143

	0	190	0	263

(b) Net (loss) Income

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005
	US$ '000	US$ '000	US$ '000	US$ '000

Granite mining	0	10	0	25
Production of granite slabs	0	17	0	9

	0	27	0	34

Reconciliation:
Granite mining	0	27	0	34
Unallocated corporate income and expenses	(233)	(378)	(539)	(593)

	(233)	(351)	(539)	(559)

NOTE 8.	RESTATEMENT

The Balance Sheet for the year to December 31, 2005 and the Income statement and Statement of cash flow for the six months to June 30, 2005 have been restated to account for the following:

  Secured senior promissory notes and 12% secured debentures were previously classified as Long term liabilities and have been reclassified as short term liabilities. This had no effect on income.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
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

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Change of name

Effective as of June 30, 2006 the Company amended its Articles of Incorporation to change the name of China Granite from "China Granite Corporation" to "Strategic Rare Earth Metals Inc."
NOTE 10.	RELATED PARTY TRANSACTIONS

During the period certain shareholders have placed in trust their shares from which $195,000 has been lent to the Company interest free and repayable on demand which was primarialy used to settle part of a secured debenture.

NOTE 11.	SUBSEQUENT EVENTS

The Company has made the decision in August 2006 that it is no longer profitable to continue its granite business and operations which have remained close for the year to date will continue to be closed so that management can concentrate its efforts on the proposed Rare Earth Metals operations

ITEM 2. - Management's Discussion and Analysis or Plan of Operation

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

Introduction

We were incorporated in the State of Nevada as E Investments, Inc., on February 25, 1999, and subsequently changed our name to Arbor, Inc. ("Arbor") on December 16, 1999. We changed our name to China Granite Corporation on March 31, 2004 and subsequently to Strategic Rare Earth Metals Inc. effective as of June 30, 2006.

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

Financial information for the six months ended June 30, 2006 and 2005 is the historical financial information of the Company (Laizhou China and Arbor combined).

Results of Operations for the Three and Six Months Ended June 30, 2006 and June 30, 2005.

Revenues:

Total revenues for the three and six months ended June 30, 2006, were $0 and $0 compared to $190,246 and $262,815 for the three and months ended June 30, 2005. The decrease is due to the cessation of granite operations to concentrate on the proposed Rare Earth operations.

Revenues from granite mining operations for the three and six months ended June 30, 2006, were $0 and $0 compared to approximately $62,000 and $120,000 for the same periods last year. This was due to the cessation of operations. In the three and six months ended June 30, 2006, we sold 0 and 0 cubic meters of blocks respectively compared to 884 and 1832 cubic meters respectively for the same periods last year.

Revenues from processing operations decreased to $0 and $0 respectively for the three and six months ended June 30, 2006, from approximately $128,000 and $143,000 respectively for the three and six months ended June 30, 2005. This decrease is due to cessation of operations.

There was Other Income of $4,376 and $8,682 respectively for the three and six months ended June 30, 2006 compared to $23,593 and $0 for the same periods in 2005. This income is primarily attributable to interest accrued on the loan to Huizhou Southern Rare Earth Metal Material Co., Ltd.

General and Administrative Expenses:

General and administrative expenses for the three and six months ended June 30, 2006 were $226,699 and $525,553 respectively. This compares to $366,917 and $595,157 respectively for the three and six months ended June 30, 2005. The decrease is attributed to the cessation of operations.

Other expenses includes, Amortization of Discount on Notes payable which was $10,833 and $21,666 respectively for both the three and six months ended June 30, 2006 and 2005.

Net Profit:

As a result of the foregoing factors, our net loss for the three and six months ended June 30, 2006, totals $233,156 and $538,537 respectively, compared to a loss of $350,857and $559,454 respectively for the three and months ended June 30, 2005. Our net loss per share for the three and six months ended June 30, 2006 stands at $0.01 and $0.02 respectively slightly lower than the loss of $0.02 and $0.04 for the three and six months ended June 30, 2005.

Liquidity and Capital Resources:

As of June 30, 2006, we had $4,780 cash in hand (June 30, 2005 - $17,383). The cash is available for general working capital purposes. Our total Current Assets as of June 30, 2006 total $1,002,379.

During the six months ended June 30, 2006, we generated proceeds through a private placement of our securities. In connection with the financing, we raised gross proceeds of $1,553,059.70 through the issuance of 15,530,597 shares of our common stock (the "January and April Placements"). $100,000 was generated in cash and $918,083.90 settled the indebtedness of a convertible note in the January placement and $534,975.80 settled the indebtedness of individuals in the April placement.

On January 30, 2006 we sold 10,180,839 shares of common stock of the Company for an aggregate purchase price of $1,018,083.90 ($0.10 per share) ("January Placement"). The Purchase Price paid by the seven of the subscribers by the settlement of an aggregate total of $$918,083.90 of indebtedness of the Company to these individual subscribers for 9,180,839 shares of common stock. The January Placement was made only to accredited investors without general solicitation in compliance with Regulation S and Regulation D of the Securities Act of 1933, as amended. There were no finders' fees or brokerage commissions paid for the January Placement.

On April 19, 2006 the Company sold 5,349,758 shares of common stock of the Company for an aggregate purchase price of $534,975.80 ($0.10 per share). The Purchase Price was paid by the subscribers by the settlement of an aggregate total of $534,975.80 of indebtedness of the Company to these individual subscribers. No underwriting discounts or commission were paid in connection with this offering. Two of our directors and officers participated in this transaction. Mr. Chen Dong, our President, CEO and a director, converted $24,470 in debt owed to him by China Granite and received 244,700 shares of our common stock. Costas Takkas, a director of China Granite converted $101,200 in debt owed to him by China Granite and received 1,012,000 shares of our common stock

We intend to raise additional capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding options, and, if available on satisfactory terms, debt financing to achieve our goals and objectives for the next six months.

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

Our management estimates that after giving effect to the November, December, April, October, January and April Placements, the current capital reserves that result, combined with the current outstanding accounts receivable, will allow us to operate for only three months while also relying on additional financing. Funds have been provided by shareholders during and since the period end to help with operations, while we have been pursuing other deals and financing activities. Such support from certain shareholders, have assisted with projected cash flows for the next three months. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could harm our business, results of operations and financial condition.

For the next 3 months we expect the primary sources of liquidity to be funds generated through the issuance of stock.

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

Off-Balance Sheet Arrangement

As of June 30, 2006, we had had no off-balance sheet arrangements.

Capital Expenditure Commitments

At June 30, 2006, we had no outstanding commitments for capital expenditures.

Recent Developments

During the period certain shareholders have placed in trust their shares from which $195,000 has been lent to the Company interest free and repayable on demand which was primarially used to settle part of a secured debenture.

The Company has made the decision that it is no longer profitable to continue its granite business and operations which have remained close for the year to date will continue to be closed so that management can concentrate its efforts on the proposed Rare Earth Metals operations

Cautionary Statements Regarding Future Results of Operation

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

ITEM 3 - Controls and Procedures

On June 30, 2006, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II. OTHER INFORMATION

ITEM 1 - Legal Proceedings

There were no new legal proceeding or significant developments in existing proceedings that occurred during the six months ended June 30, 2006.

ITEM 2 - Changes in Securities and Use of Proceeds

The information required in this section has been previously provided on Form 8-Ks filed with the Securities and Exchange Commission during this quarter.

ITEM 3 - Defaults Upon Senior Securities

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

On May 29, 2006, our Board of Directors and a majority of its stockholders, by written consent in lieu of a stockholders meeting, agreed to amend our Articles of Incorporation to increase our authorized capital to:

  Amend of the Articles of Incorporation to change the name of China Granite from "China Granite Corporation" to "Strategic Rare Earth Metal,  Inc."

Majority stockholders holding a total of 17,421,002 shares of common stock (58.01%) agreed to this action on the May 29, 2006 record date.

A definitive information circular was filed with the Securities and Exchange Commission on June 9, 2006 and mailed to our stockholders on June 9, 2006 regarding this matter.

ITEM 5 - Other Information

Mr. Dong Chen has resigned from his position as a director and officers of the Company. Mr. Dong Chen held the office of President, Chief Executive Officer and was a Member of the Board of Directors of the Company. The resignation of Mr. Cheng was effective as 5:00 P.M., Pacific Standard Time on August 17, 2006. Mr. Chen did not resign due to any disagreement with the Company on any matter related to its operations, policies or practices.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.2	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.3	Amended Articles of Incorporation effective June 30, 2006
31.1	Certification of Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

  previously filed

(b) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
April 26, 2006	April 19, 2006	Items 3.02 and 9.01 - Company sold 5,349,758 shares of common stock of the Company for an aggregate purchase price of $534,975.80.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 21, 2006
STRATEGIC RARE EARTH METALS, INC.

By:/s/ Paul Eagland
Paul Eagland, Acting CEO

By: /s/ Costas Takkas
Costas Takkas, CFO and Chief Accounting Officer