Form 10QSB
period 2006-09-30
Strategic Rare Earth Metals Inc.
filed 2006-11-22
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182.00

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly and nine month period ended: September 30, 2006

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

i

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

30,028,597 common shares issued and outstanding as of November 20, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The financial statements for Strategic Rare Earth Metals, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEET

	US$	US$
ASSETS	September 30, 2006	December 31, 2005
	(unaudited)	Restated (audited)

Current assets
Cash and cash equivalents	213	12,574
Accounts receivable (net of provision of $110,000 (2005 - $187,759))	110	156,947
Inventories	0	89,112
Deposits, prepayments and other receivables	1	792,428

Total current assets	324	1,051,061

Plant and equipment, net	300,000	4,613,135
Mineral interests, net	1,606,203	1,590,280
Deferred stripping costs, net	0	1,221,566
Discount on Notes Payable	43,336	75,835

Total assets	1,949,863	8,551,877

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables	310,089	723,753
Business and resource tax and government surcharges payable	207,421	206,530
Due to a shareholder	195,000	8,743
Due to a director	53,853	2,169
Income tax payable	748,468	741,048
Secured senior promissory note	225,000	400,000
12% Secured debentures	0	886,885

Total current liabilities	1,739,831	2,969,128

Total Liabilities	1,739,831	2,969,128

Stockholders' equity
Common stock: par value $0.001, 175,000,000 shares authorized, 30,028,597 and 14,498,000 shares issued and outstanding, respectively	30,029	14,498
Additional paid-in capital	6,586,548	5,049,019
Dedicated reserves	0	493,587
Accumulated other comprehensive income (loss)	0	182,374
Retained earnings (loss)	(6,406,545)	(156,729)

Total stockholders' equity	210,032	5,582,749

Total liabilities and stockholders' equity	1,949,863	8,551,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005 Restated
	US$	US$

Net Sales	-	-

Cost of sales	-	-

Gross profit	-	-

Selling, general and administrative expenses	-	-

Operating income (loss)	-	-

Other income or (expense):
Amortization of Discount on Notes Payable	(32,499)	(32,499)

Loss before income taxes	(32,499)	(32,499)

Provision for taxes	-	-

Loss from Operations	(32,499)	(32,499)

Discontinued Operations

Loss from Discontinued Operations of Subsidiary, Net of Taxes	(6,217,317)	(950,150)

Net Loss from Discontinued Operations	(6,217,317)	(950,150)

Net Loss for the Period	(6,249,816)	(982,649)

Other comprehensive income (loss)
Foreign currency translation	(182,374)	-

Comprehensive income (loss)	(6,432,190)	(982,649)

Basic and diluted earnings per share from Discontinued Operations	(0.23)	(0.07)

Basic and diluted earnings per share for the Period	(0.23)	(0.07)

Weighted average number of shares outstanding - Basic and Diluted	26,773,840	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005 Restated
	US$	US$

Net Sales	-	-

Cost of sales	-	-

Gross profit	-	-

Selling, general and administrative expenses	-	-

Operating income (loss)	-	-

Other income or (expense):
Amortization of Discount on Notes Payable	(10,833)	(10,833)

Loss before income taxes	(10,833)	(10,833)

Provision for taxes	-	-

Loss from Operations	(10,833)	(10,833)

Discontinued Operations

Loss from Discontinued Operations of Subsidiary, Net of Taxes	(5,700,446)	(412,363)

Net Loss from Discontinued Operations	(5,700,446)	(412,363)

Net Loss for the Period	(5,711,279)	(423,196)

Other comprehensive income (loss)
Foreign currency translation	(253,110)	-

Comprehensive income (loss)	(5,964,389)	(423,196)

Basic and diluted earnings per share from Discontinued Operations	(0.19)	(0.03)

Basic and diluted earnings per share for the Period	(0.19)	(0.03)

Weighted average number of shares outstanding - Basic and Diluted	30,028,597	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005 Restated
	US$	US$

Cash flows from operating activities
Net loss	(6,249,816)	(982,649)

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of Discount to notes payable	32,499	32,499
Affect of change in exchange rates	0	2,479
Depreciation of plant and equipment	0	227,987
Amortization of mineral interests	0	8,935
Amortization of deferred stripping costs	0	13,221
Provision for doubtful debt	(77,759)	165,308
Changes in operating assets and liabilities:
Accounts receivable	234,596	183,485
Deposits, prepayments and other receivables	792,427	(277,720)
Inventories	89,112	(90,192)
Accruals & other payables	(413,664)	688,804
Business and resource tax and government surcharge payable	(1,165)	(15,251)
Deferred stripping and other charges	0	(46,793)
Taxes payable	0	(837)
Write down of Plant & Equipment	4,313,135	0
Write down of Mineral Assets	0	0
Write down of deferred Stripping Costs	1,221,566	0
Write back of Dedicated reserves	(493,587)	0
Write back of Comprehensive income	(182,374)	0

Net cash (used in) provided by operating activities	(735,030)	(90,727)

Cash flows from investing activities
Acquisition of plant and equipment	0	(371,681)

Net cash used in investing activities	0	(371,681)

Cash flows from financing activities
Proceeds from issuance of common stock	100,000	0
Shareholders advances	195,000	0
Reduction of amount due to a shareholder	(8,743)	(33,068)
Directors advances	53,853	0
Reduction of amount to a director	(2,169)	(2,899)
Proceeds from debt	534,976	0
Payment of interest on debenture	31,199	0
(Repayment of)/Proceeds acquired from Notes Repayable	(175,000)	400,000

Net cash provided by financing activities	729,116	364,033

Currency translation adjustment	(6,447)	(2,667)

Net increase in cash and cash equivalents	(12,361)	(101,042)
Cash and cash equivalents, beginning of period	12,574	117,893
Effect of change in exchange rates	0	254

Cash and cash equivalents, end of period	213	17,105

Non-cash investing and financing activities:
Issuance of common stock	1,453,060	0
Repayment of debt	(534,976)	0
Repayment of 12% secured debenture	(886,885)	0

Supplementary cash flow disclosures:
Interest paid	88,171	134,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
CONDENSED CONSOLIDATEDSTATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Dedicated reserves	Accumulated other comprehensive income (loss)	Retained earnings	Total

		US$	US$	US$	US$	US$	US$

Balances, December 31, 2004	14,498,000	14,498	5,049,019	348,084	(2,620)	1,455,984	6,864,965

Prior Year Adjustments				145,503	,	(115,510)	29,993

Net loss for the Year to December, 2005						(1,497,203)	(1,497,203)

Other comprehensive income					184,994		184,994

Balances, December 31, 2005	14,498,000	14,498	5,049,019	493,587	182,374	(156,729)	5,582,749

Stock subscribed in private placement	10,180,839	10,181	1,007,903				1,018,084

Net loss for the 6 months to June 30, 2006						(538,537)	(538,537)

Other comprehensive income					70,736		70,736

Shares for Debt Conversion	5,349,758	5,350	529,626				534,976

Balances, June 30, 2006	30,028,597	30,029	6,586,548	493,587	253,110	(695,266)	6,668,008

Impairment due to Discontinued operations				(493,587)	(253,110)		(746,697)

Net loss for 3 months to September 30, 2006						(5,711,279)	(5,711,279)

Balances, September 30, 2006	30,028,597	30,029	6,586,548	0	0	(6,406,545)	(210,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2006 and the results of its operations and cash flows, for the nine months ended September 30, 2006 and 2005 have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2.	RECENT PRONOUNCEMENTS (continued)

year in which the changes occur through comprehensive income. SFAS 158 is effective for an employer with publicly traded equity securities as of the end of the first fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, effective for fiscal years ending after December 15, 2008. As such, the Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 158 on its consolidated financial statements.
NOTE 3.	PRINCIPLES OF CONSOLIDATION

The Company's unaudited condensed consolidated financial statements as of September 30, 2006 and 2005 include the financial statements of Laizhou, its 100 % owned subsidiary, Laizhou Jia Sheng Stone Company Limited and Arbor, Inc. for all periods presented. The subsidiary has ceased operations in China and all assets and liabilities other than Mineral Interests, Business and resource taxand government surcharge payable and Income Tax payable, relating to these operations have been written down to $1. See note 12 below. All significant inter-company accounts and transactions have been eliminated in consolidation.
NOTE 4.	SEASONAL BUSINESS

The Company's operations in China, which would otherwise be seasonal due to weather and Chinese holidays, have now ceased. See note 12 below.
NOTE 5.	INCOME TAXES

For a period of two years commencing 2004, the operations in China will not incur income taxes and for three years following that period the income tax rate will be reduced 50 percent in accordance with the regulations relating to foreign companies. In addition, the accrual for income taxes for 2003 of approximately $745,000 may eventually be eliminated if pending approvals are finalized. See note 12 below.
NOTE 6.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding.

Basic and diluted earnings per share are the same.
NOTE 7.	SEGMENT INFORMATION

The Company adopted SFAS No. 131 "Disclosures About Segments of a Enterprise and Related Information", in respect of its operating segments. The Company's reportable segments were granite mining (sale of granite blocks) and production of granite slabs. All of the Company's operating activities and customers were located in the People's Republic of China. These segments were managed separately because each business required different technology and marketing strategies. The Company evaluated performance based on operating earnings of the respective business units. These operations have now ceased and as such are no longer reported. See note 12 below.

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8.	RESTATEMENT

The Balance Sheet for the year to December 31, 2005 and the Income statement and Statement of cash flow for the nine months to September 30, 2005 have been restated to account for the following:

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

STRATEGIC RARE EARTH METALS INC.
(formerly CHINA GRANITE CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 9.	UNREGISTERED SALE OF EQUTY SECURITIES (Continued)

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

The Company has made the decision in August 2006 that it is no longer profitable to continue its granite business and operations which have remained close for the year to date will continue to be closed so that management can concentrate its efforts on the proposed Rare Earth Metals operations.

The Company has made a proposal to the China Construction Bank, the largest lender to the Company's Rare Earth Metals subsidiary, to reduce the principal amount of the loan and to pay down 20% of the remaining balance.  The Company believes that it has made a fair offer and is waiting for a response from the lender.  If the lender does not respond with favorable terms the Company may abandon its interest in the Rare Earth Subsidiary in light of the deteriorating market for the products offered by the proposed subsidiary and the operational difficulties encountered at the Rare Earth facilities.
NOTE 12.	GOING CONCERN

The Company's New President, as part of his exercise to make himself aware of the state of affairs of the Company, paid a visit to the Company's Chinese operations in September. Interviews were conducted with all of the Company's senior executives and key personnel and site visits were made to the physical plants in both Laizhou City and Huizhou City. In conclusion he reports as follows:

Further to our recent announcement in the Company's 10Q filed on August 22nd wherein the Company declared "The Company has made the decision in August 2006 that it is no longer profitable to continue its granite business and operations which have remained closed for the year to date and will continue to be closed so that management can concentrate its efforts on the proposed Rare Earth Metals operations", the Company has appointed and retained an agent in China to arrange the safeguarding and immediate sale of some of the assets of the granite business, which proceeds will be used to pay outstanding corporate debts and provide ongoing working capital. The Company continues to believe that it is correct in providing a nominal value to the assets and operations of this division but it has also began reviewing the potential for a restart of operations in Laizhou based on recent discussions with local management, counsel and the Company's in-country agent. Such a restart would depend entirely on our ability to liquidate superfluous assets and to use such proceeds for reduction of debt prior to re-capitalizing the granite division.

The Company has also made a proposal to the China Construction Bank, the largest lender to the Company's Rare Earth Metals subsidiary, to reduce the principal amount of the loan and to pay down 20% of the remaining balance. The Company believes that it has made a fair offer and is waiting for a response from the lender. If the lender does not respond with favorable terms the Company may abandon its interest in the Rare Earth Subsidiary in light of the deteriorating market for the products offered by the proposed subsidiary and the operational difficulties encountered at the Rare Earth facilities.

During the three months ended September 30, 2006 the Company wrote down certain assets of the Chinese operation charging an impairment of $ 5,484,041 primarily attributable to its Fixed Assets $4,313,135 and Deferred Stripping Costs $1,221,566 , the balance of items netting to $(50,660). Dedicated Reserves $493,587 and Accumulated Other Comprehensive Income $182,374 have also been written back.

At this time the company is relying on possible finance from its shareholders to ensure it remains a going concern.

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

The Company has made the decision in August 2006 that it is no longer profitable to continue its granite business and operations which have remained closed for the year to date and will continue to be closed so that management can concentrate its efforts on the proposed Rare Earth Metals operations. To date Due Diligence on the Rare Earth operations has not been completed.

Financial information for the nine months ended September 30, 2006 and 2005 is the historical financial information of the Company (Laizhou China and Arbor combined).

Results of Operations for the Three and Nine Months Ended September 30, 2006 and September 30, 2005.

Revenues:

The Company is not operating at this time and has had no revenues throughout the year.

General and Administrative Expenses:

General and administrative expenses for the three months ended September 30, 2006 were $216,405, all arising from US administration and expenses and includes a provision of $110,000 against the loan to Huizhou. For a true comparison of ongoing operations we note that excluding the provision and Chinese administration, the expenses would have totaled approx. $ 425,000 being $106,000 for the three months to September 30, 2006. In general the expenses as such have been reducing slightly each quarter which can be attributed mainly to interest against the amount that remains outstanding to debenture holders. We expect similar expenses to incur during the following quarter.

During the three months ended September 30, 2006, the Company wrote down certain assets of the Chinese operation charging an impairment of $ 5,784,041 primarily attributable to its Fixed Assets $4,613,135 and Deferred Stripping Costs $1,221,566 , the balance of items netting to $(50,660).

Other expenses include, Amortization of Discount on Notes payable which was $10,833 and $32,499 respectively for both the three and nine months ended September 30, 2006 and 2005.

Net Profit:

As a result of the foregoing factors, our net loss for the three and nine months ended September 30, 2006, totals $6,011,279 and $6,549,816 respectively, compared to a loss of $423,196and $982,649 respectively for the three and nine months ended September 30, 2005. Our net loss per share for the three and nine months ended September 30, 2006 stands at $0.20 and $0.24. Eliminating the effect of the write down of the Chinese assets these would otherwise have been $0.01and $0.02 respectively slightly lower than the loss of $0.03 and $0.07 for the three and nine months ended September 30, 2005.

Liquidity and Capital Resources:

As of September 30, 2006, we had $213 cash in hand (September 30, 2005 - $17,105). The cash is available for general working capital purposes. Our total Current Assets as of June 30, 2006 total $324.

During the nine months ended September 30, 2006, we generated proceeds through a private placement of our securities. In connection with the financing, we raised gross proceeds of $1,553,059.70 through the issuance of 15,530,597 shares of our common stock (the "January and April Placements"). $100,000 was generated in cash and $918,083.90 settled the indebtedness of a convertible note in the January placement and $534,975.80 settled the indebtedness of individuals in the April placement.

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

On April 19, 2006 the Company sold 5,349,758 shares of common stock of the Company for an aggregate purchase price of $534,975.80 ($0.10 per share). The Purchase Price was paid by the subscribers by the settlement of an aggregate total of $534,975.80 of indebtedness of the Company to these individual subscribers. No underwriting discounts or commission were paid in connection with this offering. Two of our directors and officers participated in this transaction. Mr. Chen Dong, our then President, CEO and a director, converted $24,470 in debt owed to him by China Granite and received 244,700 shares of our common stock. Costas Takkas, a director of China Granite converted $101,200 in debt owed to him by China Granite and received 1,012,000 shares of our common stock.

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

Seasonal Business

The Company's operations in China were seasonal due to weather and Chinese holidays. Consequently, operations were at a minimum for the three months ended March 31, 2006 and 2005. These operations have now ceased.

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

Off-Balance Sheet Arrangement

As of September 30, 2006, we had had no off-balance sheet arrangements.

Capital Expenditure Commitments

At September 30, 2006, we had no outstanding commitments for capital expenditures.

Recent Developments

During the period certain shareholders have placed in trust their shares from which $195,000 has been lent to the Company interest free and repayable on demand which was primarily used to settle part of a secured debenture.

The Company has made the decision that it is no longer profitable to continue its granite business and operations which have remained close for the year to date will continue to be closed so that management can concentrate its efforts on the proposed Rare Earth Metals operations.

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

Risks Related to Our Operations:

We Have No Operating History That Can Be Used to Evaluate Our Future Business Prospects.

The Company is in a transition stage. We have closed down our granite mining operations and are concentrating our efforts on our proposed Rare Earth Metals operations. To date due diligence on the Rare Earth Metals operations has not been completed We have had no operating history or any revenues or earnings from this proposed business operation. We have little in the way of tangible assets or financial resources at this time. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until we begin actual operation in the Rare Earth Metals industry. This may result in us incurring a net operating loss which will increase continuously until we begin operations and sales as a Rare Earth Metals company.

There Is No Assurance That Our Proposed Operations Will Be Successful.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of proposed Rare Earth Metals operations. Our success will depend on the satisfactory due diligence of the Rare Earth Metals operation we are currently evaluation, any proposed venture partner firm and numerous other factors beyond our control. There is no assurance that our due diligence review of the Rare Earth Metals operations will prove satisfactory and that we will be able to consummate this business opportunity. Our current officers and directors do not have any direct experience with Rare Earth Metal companies or related industries.

Risks Related to Doing Business in the PRC:

Our proposed Rare Earth Metals operations are located in the People's Republic of China. Accordingly, if we begin actual operations in this area all such operations must conform to the governmental regulations and rules of China.

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

We expect if we go forward with our proposed Rare Earth Metals operations, we will conduct such operations through an operating company incorporated under the laws of the PRC, and substantially all of our assets will be located in the PRC. In addition we anticipate that many of our directors, managers, and executive officers going forward will reside within the PRC, and substantially all of the assets of these persons will be located within the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon certain directors, supervisors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, the United Kingdom, Japan or many other countries. As a result, recognition and enforcement in the PRC of judgments of a court in the United States and any of the other jurisdictions mentioned above in relation to any matter may be difficult or impossible. Furthermore, an original action may be brought in the PRC against us, our directors, managers, or executive officers only if the actions are not required to be arbitrated by PRC law and Laizhou China's articles of association, and only if the facts alleged in the complaint give rise to a cause of action under PRC law. In connection with any such original action, a PRC court may award civil liability, including monetary damages.

Government Control of Currency Conversion and the Fluctuation of the Renminbi May Materially and Adversely Affect Our Operation and Financial Results.

We expect to receive, if we go forward with our proposed Rare Earth Metals operations, substantially all of our revenues in Renminbi, which currently is not a freely convertible currency. The Chinese government may, at its discretion, restrict access in the future to foreign currencies for current account transactions. If this were to occur, we may not be able to pay dividends in foreign currencies to our shareholders.

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
ITEM 3 - Controls and Procedures

On September 30, 2006, our management concluded its evaluation of the effectiveness of its disclosure controls and procedures. As of that date, our President and Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II. OTHER INFORMATION
ITEM 1 - Legal Proceedings

There were no new legal proceeding or significant developments in existing proceedings that occurred during the nine months ended September 30, 2006.
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

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.2	Amended Articles of Incorporation (transmitted herewith)
3.3	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
31.1	Certification of Chief Executive Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

  previously filed

(b) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
October 31, 2006	October 31, 2006	Items 2.02 - Report on Results of Operation or Financial Condition
September 1, 2006	August 23, 2006	Item 5.2 - Appointment of Mr. Paul Eagland

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 21, 2006

STRATEGIC RARE EARTH METALS, INC.
/s/ Paul Eagland __________________________________________

Paul Eagland, Acting CEO
/s/ Costas Takkas __________________________________________
By:
Costas Takkas, CFO and Chief Accounting Officer