Form 10KSB/A
period 2004-12-31
Strategic Rare Earth Metals Inc.
filed 2008-03-26
CIK 7059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to______.

Commission file number: 000-30516

    CHINA GRANITE CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	880448920
(State of Other Jurisdiction incorporation or organization)	(I.R.S. Employer I.D. No.)

2642 Collins Avenue, Suite 305, Miami, FL	33140
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number                (305) 667 5540

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes☒ No☐

State Registrant's revenues for its most recent fiscal year: $2,387,582

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

Pursuant to the Shandong Province Contract for Selling Mining Rights between Laizhou China and the Laizhou Administration of State Land and Resources (the "ASLR") and the PRC Mining Rights License issued by the ASLR, Laizhou China owns the mining rights of the No. 1 Quarry from November 2003 to November 2008 with options to extend its mining rights through 2033. On November 8, 2002, one of the stockholders of Laizhou China purchased the mining rights to No. 1 Quarry for approximately $725,000 (6,000,000 Yuan). On March 10, 2003 that stockholder assigned the No. 1 Quarry mining rights to Laizhou China for a payment of approximately $725,000 (6,000,000 Yuan), the same amount that the stockholder originally paid for those rights. The Mining Rights License No. 3706830310003 specifically allows the mining of granite only, using open-pit mining techniques and indicates a production scale of 20,000 cubic meters per annum. The mining area is identified by coordinates of 0.017 square kilometers in area, which encompass 328m to 390m of hillside above sea level within those coordinates.

Laizhou China also operates the Group 14 Quarry. Laizhou China is currently in the application process with the ASLR for the mining rights to the Group 14 Quarry. The ASLR issued the PRC Mining Rights License for the Group 14 Quarry (the "Group 14 Mining Rights") on August 29, 1998 to West Jiangjia Village (a legal collective organization). On January 10, 2003, one of the stockholders of Laizhou China signed a mining rights lease contract with the Villager Committee of West Jiangjia Village and purchased the Group 14 Mining Rights for $845,000 (7,000,000 Yuan). On March 3, 2003, that stockholder assigned the Group 14 Mining Rights to Laizhou China for a payment of $845,000 (7,000,000 Yuan), the same amount that the stockholder originally paid for the rights. The Group 14 Quarry was in full operation on April 1, 2004. The Mining Rights License No. 3706839840133, issued to the previous owner including the rights purchased, specifically allows the mining of granite only, using open-pit mining techniques and indicates a production scale of 5,000 tons per annum. On May 11, 2005, Mining Rights License No. 3706000511029 was issued to Laizhou China, which allows the mining of granite only, using open-pit mining techniques and indicates a production scale of 8,000 cubic meters per annum. The mining area is identified by coordinates of 0.003 square kilometers in area, which encompasses 203.2m to 211.2m of hillside above sea level within those coordinates.

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

Reserves

According to Industry Guide 7 ("Industry Guide 7") promulgated by the SEC pursuant to the Securities Act of 1933, as amended, a "reserve" is defined as "[t]hat part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." Further, Industry Guide 7 defines two types of reserves, "proven (measured) reserves" and "probable (indicated) reserves." Our determination of our reserves, proven and probable, is based solely upon a report from an Italian consulting geologist hired by us to evaluate our quarrying operations. This geologist based his report solely upon visual inspection and rough measurements. We have not engaged in any topographic mapping, site surveys or sample analysis in order to determine our reserves. Based solely upon this geologist's visual determinations that Group 14 Quarry is approximately 12 hectares and that the upper outcrops of granite extend at least 150 meters above the base of the valley, we believe that Group 14 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. Based solely upon this geologist's visual determinations that No. 1 Quarry is approximately 15 hectares and that the upper outcrops of granite extend at least 130 meters above the base of the valley, we believe that Group 1 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. The recoverable granite of 1,000,000 cubic meters at Group 14 Quarry and No.1 Group Quarry respectively are used as a basis for amortization. The units of production method has been used for amortizing these mining concessions and after taking into account wastage and production estimates the initial stated reserves are 225,860 cubic meters and 245,850 cubic meters for Group 14 and No.1 Quarries respectively. These are subsequently reduced to 216,450 cubic meters and 238,857 cubic meters for Group 14 and No.1 Quarries respectively after taking into account the granite production in 2004 of 9,410 cubic meters and 6,993 cubic meters respectively. The annual production at Group 14 Quarry in the following years is estimated to be about 7,000 cubic meters per annum, whereas the annual production at No.1 Group Quarry in the following years is estimated to be about 10,000 cubic meters per annum. The costs of stripping have also been amortized using the units of production method .. Currently, we are assessing whether we will refine the estimate of our reserves with any surveys, geologic mapping, professional consultants, sampling, geologic mapping or topographic reconciliation.

	Group 14 quarry				No. 1 quarry
	2004		2003		2004		2003
Material mined (cu.m.)	29,406		32,266		38,850		40,975
Mining recovery (cu.m. and %)	9,410	(32%)	11,293	(35%)	6,993	(18%)	8,195	(20%)
Transferred to Processing (cu.m.)	186		-		21		-
Production (sq.m. and US$)	3,348	$(29,958)	-		420	$(6,381)	-
Stripping Costs (US$)	$157,005		$559,179		$118,357		$407,405

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

We have a detailed and comprehensive set of health and safety regulations for all our facilities (the mines and processing yard). These documents have been filed with the Local and Provincial authorities, who in turn have approved them as part of the issuance of our mining rights licenses. We are pleased to note that there have been no accidents or health hazards to any of our employees at our facilities. These regulations are extensive but in particular deal with dust and noise as follows:

Production.
•	Workers must maintain a working discipline and strictly carry out the safety operation rules carefully.
•	Worker must wear work clothes while working including safety helmets, protective boots and dustproof respirators.
•	The working field shall be kept clean during working time.

Mining.
•	Workers must maintain a working discipline and strictly carry out the safety operation rules carefully.
•	Workers must wear work clothes while working including safety helmets, protective boots and dustproof respirators.
•	After blasting, remove and get rid of the dust and gas produced by blasting. The workers can enter into working area only after the dust and gas have been vanished.
•	The mining field should be 10 kilometers away from village residents so as to prevent the people from being hurt by the working noise.

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

Net Profit:

As a result of the foregoing factors, our net profit for the year ended December 31, 2004, totaled $351,726 compared to a profit of $1,452,342 for the period ended December 31, 2003. Our earnings per share for the year ended December 31, 2004 is $0.03 compared to earnings of $0.29 for the period ended December 31, 2003. Such reduction was primarily due to an increase in expenses in 2004.

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

Changes in cash from operations, investing and financing activities:

Operations:

The net cash provided from operations for the year ended December 31, 2004, is a negative of $307,043 compared to income of $1,702,577 for the period since inception to December 31, 2003, a negative effect from one period to the other of approximately $2, 000,000. The primary cause of the decrease has been caused by the smaller profit from operations of $351,726 for the fiscal year period ended December 31, 2004 compared to a profit of $1,452,342 for the period since inception to December 31, 2003. Other \significant activities include an increase in the provision for depreciation of plant and equipment of $122,789 (to $240,607) due to new purchases during the year to December 31, 2004; a reduced amount of stripping costs capitalized during the fiscal period ended December 31, 2004 of $275,362 compared to $966,184 for the period since inception to December 31, 2003; and the tax holiday from Chinese income taxes of 0 for the fiscal period ended December 31, 2004 compared to $715,233 for the period since inception to December 31, 2004. On the negative side there have been increases in Deposits, prepayments and other receivables $571,696 and Inventory on hand of $59,008.

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

Financing:

The effect of the merger in February 2004 effectively provided $1,495,000 to cash flow and a further $250,000 was provided through notes payable over receivable. $650,000 was received by the Company through a Senior Secured Promissory note discussed previously and $400,000 is due from the sale of the Brazilian project as at December 31, 2004. These factors were set off by repayment of $115,036 of an advance from a director and an apparent advance from a shareholder of $172,405  (this was caused by the loan for an equipment purchase having to be in a name of a individual rather than the company in China).

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

Item 10.                    Executive Compensation

EXECUTIVE COMPENSATION SUMMARY

The following table provides compensation information for the period indicated with respect to the persons who served as our President for the years ended December 31, 2004, 2003 and 2002, and all other of our executive officers receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2004, 2003 and 2002 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Under-lying Options/ SarS(#)	LTIP Payouts ($)	All Other Compensation ($)
Dong Chen (1)	2004	0	0	$24,000	0	0	0	0
President	2003	0	0	0	0	0	0	0

Juan Chen (2)	2004	0	0	$ 4,000	0	0	0	0
CFO	2003	0	0	0	0	0	0	0

Costas Takkas (3)	2004	0	0	0	0	0	0	0
CEO & President	2003	0	0	$18,000	0	0	0	0
	2002	0	0	0	0	0	0	0

Stephen Spoonamore (4)	2004	0	0	0	0	0	0	0
CFO & Secretary	2003	0	0	$27,000	0	0	0	0

Robert Miller (5)	2004	0	0	0	0	0	0	0
Treasurer & VP Investor Relations	2003	0	0	0	0	0	0	0

Camilla Maz (6)	2004	0	0	$36,000	0	0	0	0
Treasurer	2003	0	0	$36,000	0	0	0	0

Michael Miller (7)	2004	0	0	0	0	0	0	0
VP Investor Relations	2003	0	0	0	0	0	0	0

Joginder Brar (8)	2003	0	0	0	0	0	0	0
CEO & President	2002	0	0	0	0	0	0	0

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

Item 13.                      Exhibits and Reports on Form 8-K

(a)           Exhibits

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).

4.2*	Form of Subscription Agreement

10.1	Contract of Group 14 Mining Right Transfer

10.2	Contract of No #1 Mining Right Transfer

10.3*	Consulting Agreement

10.4*	Stockholder Transfer Agreement

10.5**	Secured Promissory Note Purchase Agreement dated October 6, 2004

10.6**	8% Senior Secured Promissory Note dated October 6, 2004

10.7**	Warrant Agreement dated October 6, 2004

31.1	Certification of President and Chief Financial Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).

32.1	Written Statement of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

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

/s/ Costas Takkas
President and Chief Financial Officer
March 26, 2008

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Costas Takkas	President and Chief Financial Officer	March 26, 2008
Costas Takkas

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

China Granite Corporation

Consolidated Balance Sheets

Expressed in US$
	As of December 31,
ASSETS	2004	2003
	restated	restated
Current assets
Cash and cash equivalents	117,893	41,715
Accounts receivable, net of provisions of $12,992 and $0 respectively	489,547	242,813
Notes Receivable (Note 12)	400,000	--
Inventories (Note 3)	173,416	114,408
Deposits, prepayments and other receivables	572,892	1,196

Total current assets	1,753,748	400,132

Plant and equipment, net (Note 4)	4,391,014	2,658,253
Mineral interests, net (Note 5)	1,452,464	1,503,622
Deferred stripping costs, net (Note 6)	1,163,525	927,194
Discount on Notes Payable	119,167	--

Total assets	8,879,918	5,489,201

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables (Note 7)	245,310	119,477
Business and resource tax and government surcharges payable	226,168	199,599
Due to a shareholder (Note 13)	172,405	90,580
Due to a director (Note 13)	5,737	120,773
Income tax payable	715,333	715,333
Secured Senior Promissory Note (Note 8)	650,000	--

Total current liabilities	2,014,953	1,245,762

Total liabilities	2,014,953	1,245,762

Stockholders' equity
Common Stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 and 5,000,000 issued and outstanding at December 31, 2004 and 2003 respectively	14,498	603,865
Additional paid-in capital	5,049,019	2,187,199
Dedicated reserves	348,084	211,247
Currency translation adjustment	(2,620)	(767)
Retained earnings	1,455,984	1,241,095

Total stockholders' equity	6,864,965	4,243,439

Total liabilities and stockholders' equity	8,879,918	5,489,201

China Granite Corporation

Consolidated Statement of Operations

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003
	restated	restated

Net sales	2,387,582	3,050,183
Cost of sales	(873,565)	(721,211)

Gross profit	1,514,017	2,328,972

Selling, general and administrative expenses	(1,135,188)	(161,780)

Operating profit	378,929	2,167,192

Other (loss) or income:
Interest (expense) or income	(16,270)	483
Amortization of Discount on Note payable	(10,833)

Income before income taxes	351,726	2,167,675

Provision for income taxes (Note 9)	--	(715,333)

Net income	351,726	1,452,342

Basic and diluted earnings per share	0.03	0.29

Weighted average number of shares outstanding - basic	13,481,366	5,000,000

Weighted average number of shares outstanding - diluted	13,672,880	5,000,000

China Granite Corporation

Statement of Stockholders' Equity

			Additional		Currency
	Common stock		paid-in	Dedicated	Translation	Retained
	Shares	Amount	capital	reserves	adjustment	earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	--	--	--	--	--	--	--
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999				2,791,864
Net income for the period to December 31, 2003 (restated)	--	--	--	--	(767)	1,452,342	1,451,575
Transfer	--	--	--	211,247	--	(211,247)	--

Balances, December 31, 2003 (restated)	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	--	--	--	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	--	--	--	1,495,000
Beneficial conversion option	--	--	130,000	--	--	--	130,000
Net income for the year to December 31, 2004	--	--	--	--	(1,853)	351,726	349,873
Transfer	--	--	--	136,837	--	(136,837)	--

Balances, December 31, 2004 (restated)	14,498,000	14,498	5,049,019	348,084	(2,620)	1,455,984	6,864,965

China Granite Corporation

Statements of Cash Flow

	For the year to December 31, 2004 and the Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Cash flows from operating activities
Net income	351,726	1,452,342
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of Discount on Note Payable	10,833	--
Depreciation of plant and equipment	240,607	117,818
Amortization of mineral interests	51,158	66,426
Amortization of deferred stripping costs	39,031	38,990
Provision fort doubtful debts	12,992	--
Changes in operating assets and liabilities:
Accounts receivable	(259,726)	(242,813)
Deposits, prepayments and other receivables	(571,696)	(1,196)
Inventories	(59,008)	202,765
Deferred stripping costs	(275,362)	(966,184)
Accruals and other payables	125,833	119,477
Business and resource tax and government surcharge payable	26,569	199,599
Income taxes payable	--	715,333

Net cash provided by operating activities	(307,043)	1,702,557

Cash flows from investing activities
Acquisition of plant and equipment	(1,973,368)	(1,630,650)
Acquisition of mineral interests	--	(845,410)
Assets received in recapitalization of the Company	646,653	--

Net cash used in investing activities	(1,326,715)	(2,476,060)

Cash flows from financing activities
Proceeds from issuance of registered capital	1,495,000	603,865
(Repayment) to a shareholder	(90,580)	--
Advance from a shareholder	172,405	90,580
Secured senior promissory note	650,000	--
Notes Receivable	(400,000)	--
(Repayment) to directors	(115,036)	--
Advance from directors	--	120,773

Net cash provided by financing activities	1,711,789	815,218

Currency translation adjustment	(1,853)	--

Cash at beginning of period	41,715	--

Net increase in cash and cash equivalents	76,178	41,715

Cash and cash equivalents, end of period	117,893	41,715

Non-cash investing and financing activities:
Common stock issued in exchange for plant and equipment	--	1,145,421
Common stock issued in exchange for Inventories	--	317,173
Common stock issued in exchange for mineral interest	--	724,638

Supplementary Information
Income taxes paid	--	--
Interest paid	--	--

China Granite Corporation

Notes to and forming part of the Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

The Company now owns mineral interests of granite reserves in two locations in Laizhou City, Shandong Province. The Company has also entered into an agreement to acquire another mineral concession in the Laiyang district  to the East of Laizhou City.

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

Mining Rights License in China can only be issued once an Environmental “inspection” has been completed by the provincial authorities. As part of this process the Company has filed appropriate studies and environmental plans which have been approved. These include plans that 1. The wastes produced during the course of exploitation be stacked in the specially established waste disposal site. This site is to have a retaining wall constructed around the stacking field. And 2.The dust produced during the course of exploitation and transportation meet with the requirements regulated in the National Standard: General Effluent Discharge Standard of Atmospheric Pollutant (GB16297-1996).  In any case, our neighbors are other granite mining operations and no cultivated lands or homes are near enough to be effected. Flooding is not a factor at the location of our mines.

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

Net sales
The Company recognizes revenue when there is persuasive evidence of an agreement with customers, with a fixed fee that is collectible and when delivery has occurred. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when product is shipped, title passes to the customer. The price is fixed or determinable and collectability is reasonably assured. That is, the company recognizes the revenue when the granite or granite slabs are shipped to the customer, resulting in the title of the granite passing to the customer, the price of the granite has been agreed to by the customer or determinable by the market, and the collectability of the payment is reasonably assured based on the credit worthiness of the customer regularly reviewed by the company.

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

The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Note and the Warrants are secured by a security interest in all of the Company's assets pursuant to a general security agreement between the Company and the investors. In addition, pursuant to a registration rights agreement between the Company and the investors, the Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the resale of the subject shares of the Company's common stock underlying the Senior Convertible Note and the Warrant. In the event that the Note Holders do not get Registration Rights in the agreed amount of time then they will receive Liquidation Damages of 2% per month until either the Registration Rights are obtained or the Notes are paid back.

The excess fair value of the common stock into which the notes can convert at the conversion date over the proceeds is recorded as conversion premium and is limited to the amount of the proceeds of the debentures. The calculation of the original entry was based on the Black Schoels model as follows; FMV of conversion premium on Note Payable $229,125 (406,250 shares * 0.564) (3 years) and FMV of warrants on Note Payable $277,062 (406,250 * 0.682) (5 years). The valuation of the warrants was based on the following assumptions; Share price; 0.90, dividend; 0, maturity; 5 years, strike price; 2.00, interest rate; 3.50 and volatility; 120 . Per paragraph 19 (issue 6) of EITF 00-27, the discount from beneficial conversion on notes payable are amortized from the date of issuance to the stated date of redemption of the convertible instrument.

We have used the intrinsic value method to recalculate the conversion option based on EITF Issues 00-27 and 98-05.  The prior journal entry on deferred conversion premium on convertible note – common stock of $229,000 has been reversed and new adjusting entry for Discount on Note Payable of $130,000 has been reflected in the revised financial statements.

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

We are currently trying to arrange the necessary financing to repay the remaining Senior Convertible Note holder. We will attempt to raise this additional capital through the private placement of our securities. There is no guarantee, however, that we will be able to successfully raise the required funds for this purpose or that such funds will be available on terms satisfactory to us. Any inability to raise additional funds may seriously jeopardize our future operations.

On October 5, 2005, we became obligated for repayment of $886,885 pursuant to a general security agreement and a series of secured promissory notes, dated October 5, 2005, in the principal amount of up to $886,885 entered into with five purchasers.

The material terms of the general security agreement and promissory notes are as follows:

•	The interest rate is twelve percent (12%) per annum, unless we are in default of the note, in which event the interest rate is 16% per annum until the default is cured;

•	Interest payments on the principal amount outstanding is to be paid quarterly (January 4, April 4, July 4 and October4).

•	All principal and unpaid interest is due on the earlier of (a) notice in writing from the holder to the company of default of the note, or (b) October 4, 2006; and

•
The loan is secured by all of the assets of the company and is to rank senior in right of payment and priority to all existing and future obligations of the company except for two previously issued 8% convertible promissory notes with an aggregate principal amount of $400,000.

The promissory notes did not contain a conversion feature.

On January 30, 2006, the noteholders agreed to convert the outstanding promissory notes and accumulated interest  ($886,885 principal +  $31,198 interest = $918,083.90) .  The interest calculation was based on the number of days the loan was outstanding to the date the parties agreed the promissory notes would be converted into shares of the Company which was approximately 3.52 months.  No liquidated damages, penalties or other amounts were due to these noteholders.   The Company has no remaining obligations to these noteholders at this time.

9.	INCOME TAXES

The Company was subject to the PRC income tax at a rate of 33% in 2003.

China Granite Corporation

Notes to and forming part of the Financial Statements

9.	INCOME TAXES (CONTINUED)

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

	As of December 31,
	2004	2003

Due to director A	5,737	11,679
Due to director B	0	109,094

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

China Granite Corporation

Notes to and forming part of the Financial Statements

14.	SEGMENT INFORMATION (CONTINUED)

(a)	Net sales:

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Granite mining	1,699,922	2,443,327
Production of granite slabs	687,660	606,856

	2,387,582	3,050,183

(b)	Net income / (loss):

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003

Granite mining	1,393,964	1,882,444
Production of granite slabs	127,299	132,974

	1,521,263	2,015,418

Reconciliation:
Net income for reportable segments	1,521,263	2,015,418
Others
Unallocated corporate income and expenses (see below)	(1,177,787)	(563,076)

	343,476	1,452,342

Unallocated corporate income and expenses includes the following:
US$’000’s
Public Relations	205
Consulting fees	186
Legal Fees	160
Notes payable costs	93
Accounting	76
US Administration	35
Sundry	45
China - General, Administration and other operating costs (2003 - $563)	378

Total	1,178

(c)	Assets:

	As of December 31,
	2004	2003

Granite mining	4,619,570	3,320,699
Production of granite slabs	2,077,443	1,020,586

	6,697,013	4,341,285

Reconciliation:
Total assets for reportable segments	6,697,013	4,341,285
Other corporate assets *	2,550,655	1,147,916

	9,247,668	5,489,201

* Other corporate assets mainly includes; Office Buildings, Office Furniture and Equipment and Motor Vehicles.

China Granite Corporation

Notes to and forming part of the Financial Statements

14.	SEGMENT INFORMATION (CONTINUED)

All of the Company's identifiable assets are located in the PRC

(d)	Other items:

	Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003
	2004	2003
Depreciation of fixed assets:
Granite mining	157,633	60,770
Production of granite slabs	35,541	26,208
Unallocated corporate assets	47,433	30,840

	240,607	117,818
Capital expenditures for fixed assets:
Granite mining	1,419,986	946,114
Production of granite slabs	438,519	694,112
Unallocated corporate assets	114,863	1,135,845

	1,973,368	2,776,071
Amortization of mineral interests:
Granite mining	56,950	71,891

(e)	Major customers

Major customers, for the period, which accounted for more than 10% of total revenues are as follows:

Year to December 31, 2004 and Period from January 9, 2003 (date of incorporation) to December 31, 2003

Granite mining	In 2004, no customers accounted for more than 10% of total revenues. In 2003, 2 customers accounted for 10% and 13% of total revenues, respectively

Production of granite slabs	In 2004, no customers accounted for more than 10% of total revenues. In 2003, 1 customer accounted for 12% of total revenues

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