Form 10KSB/A
period 2005-12-31
Strategic Rare Earth Metals Inc.
filed 2008-03-26
CIK 7059

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE ECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________to _______

Commission File Number: 000-30516

CHINA GRANITE CORPORATION
(Name of small business issuer in its charter)

Nevada	880448920
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2642 Collins Avenue, Suite 305, Miami, Florida	33140
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number Telephone: (305) 667 5540

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	N/A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes   ☒ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes   ☒ No

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

24,678,839 common shares issued and outstanding as of March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

2

TABLE OF CONTENTS

PART I	1
Item 1. Description of Business.	1
Overview	1
Introduction	1
The Brazil Project	1
The Laizhou China Project	1
The Chinese Granite Industry	2
Laizhou and Laizhou China	2
Mining Rights	5
Mining Equipment	5
Customers	5
Competition	5
Granite Production and Prices	6
Reserves	6
Employees	6
Cautionary Statements Regarding Future Results of Operations	7
Risk Factors	7
Item 2. Description of Property	11
Principal Offices	11
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	11
PART II	12
Item 5. Market for Common Equity and Related Stockholder Matters	12
General	12
Dividend Policy	12
Equity Compensation Plan	12
Recent Sales of Unregistered Securities	12
Item 6. Management Discussion and Analysis or Plan of Operation	14
Announcements	15
Results of Operation for the years ended December 31, 2005 and 2004.	15
Liquidity and Capital Resources	17
Changes in cash from operations, investing and financing activities	19
Critical Accounting Policies	20
Other Material Information	20
Item 7. Financial Statements	20
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 8A. Controls and Procedures	20
PART III	21
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act	21
Identification of Directors and Executive Officers	21
Background of Officers and Directors	21
Family Relationships	22
Involvement in Certain Legal Proceedings	22
Committees of the Board of Directors	22
Audit Committee Financial Expert	22
Compensation Committee	23
Compliance with Section 16(a) of the Securities Exchange Act of 1934	23
Code of Ethics	23
Item 10. Executive Compensation	23
Executive Compensation Summary	23
Stock Options/SAR Grants	25
Employment Contracts and Termination of Employment or Change of Control	25
Director Compensation	25
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
Security Ownership of Certain Beneficial Owners and Management.	25
Item 12. Certain Relationships and Related Transactions	26

i

Conflicts Related to Other Business Activities	26
Item 13. Exhibits and Reports on Form 8-K	26
(a) Exhibits	26
(b) Reports of Form 8-K	27
Item 14. Principal Accountant Fees and Services	27
SIGNATURES	29
AUDITED FINANCIAL STATEMENTS	30

ii

PART I

Item 1.	Description of Business.

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

Reserves

According to Industry Guide 7 ("Industry Guide 7") promulgated by the SEC pursuant to the Securities Act of 1933, as amended, a "reserve" is defined as "[t]hat part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." Further, Industry Guide 7 defines two types of reserves, "proven (measured) reserves" and "probable (indicated) reserves." Our determination of our reserves, proven and probable, is based solely upon a report from an Italian consulting geologist hired by us to evaluate our quarrying operations. This geologist based his report solely upon visual inspection and rough measurements. We have not engaged in any topographic mapping, site surveys or sample analysis in order to determine our reserves. Based solely upon this geologist's visual determinations that Group 14 Quarry is approximately 12 hectares and that the upper outcrops of granite extend at least 150 meters above the base of the valley, we believe that Group 14 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. Based solely upon this geologist's visual determinations that No. 1 Quarry is approximately 15 hectares and that the upper outcrops of granite extend at least 130 meters above the base of the valley, we believe that Group 1 Quarry's probable reserves are in excess of 1,000,000 cubic meters of recoverable granite. The recoverable granite of 1,000,000 cubic meters at Group 14 Quarry and No.1 Group Quarry respectively are used as a basis for amortization. . The units of production method has been used for amortizing these mining concessions and after taking into account wastage and production the stated reserves are currently 213,443 cubic meters and 238,410 cubic meters for Group 14 and No.1 Quarries respectively. The annual production at Group 14 Quarry is estimated in the coming years to be about 7,000 cubic meters per annum, whereas the annual production at No.1 Group Quarry is estimated in the coming years to be about 10,000 cubic meters per annum. The cost of stripping has also been amortized using the units of production method . Currently, we are assessing whether we will refine the estimate of our reserves with any surveys, geologic mapping, professional consultants, sampling, geologic mapping or topographic reconciliation.

	Group 14 quarry		No. 1 quarry
	2005	2004	2005	2004
Material mined (cu.m.)	10,023	29,406	2,794	38,850
Mining recovery (cu.m. and %)	3,007 (30%)	9,410 (32%)	447 (16%)	6,993 (18%)
Transferred to Processing (cu.m.)	4	186	-	21
Production (sq.m. and US$)	114 ($1,253)	3,348 ($29,958)	-	420 ($6,381)
Stripping Costs (US$)	$35,859	$157,005	$12,151	$118,357

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

Other expenditure:

During the year to December 31, 2005 the company incurred interest costs and liquidated damages on its Debentures and notes payable of $249,780 compared to $16,270 for the year to December 31, 2004. The increase is due to firstly a full year of interest on the debentures compared to only 3 months in the previous year, the interest attributable to the 12% secured notes and liquidated damages under the debenture agreement as we have not been able to file an SB2 registration as required therein.

During the year ended December 31, 2005, we loaned Huizhou $110,000 directly and $260,223 through our subsidiary Laizhou. These amounts are unsecured and accrue interest at approximately 6.3% per year with all outstanding principal and unpaid interest due six months from the date of advance. These loans are renewable between the parties.

Net Profit:

As a result of the foregoing factors, and $43,332 (2004 - $10,833) for amortization of the Discount to Notes Payable, our net loss for the year ended December 31, 2005, totaled $1,497,203 compared to a profit of $351,726 for the year ended December 31, 2004. Our loss per share for the year ended December 31, 2005 is $0.09 compared to earnings of $0.03 for the year ended December 31, 2004. Such loss was primarily due to the mining closures during the year.

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

Changes in cash from operations, investing and financing activities:

Operations:

The net cash provided from operations for the year ended December 31, 2005, is a negative of $462,225 compared to a negative of $307,043 for the year to December 31, 2004, a negative effect from one period to the other of approximately $155,000. The primary cause of the decrease has been been caused by the loss incurred from operations of $1,497,203 for the year ended December 31, 2005 compared to a profit of $351,726 for the year to December 31, 2004. Other significant activities include an increase in the provision for depreciation of plant and equipment of $50,149 (to $290,756) due to new purchases during the year to December 31, 2005; an increased provision for doubtful debts of $170,005 for the year to December 31, 2004 compared to $12,992 for the year to December 31, 2004 due to older debts; an increase in accounts receivable of $185,359 for the year to December 31, 2005 compared to a reduction of $259,726 for the year to December 31, 2004; a reduction in Deposits, prepayments and other receivables of $199,438 for the year to December 31, 2005 compared to a larger reduction of $571,696 for the year to December 31, 2004; an increase in inventory of $86,564 for the year to December 31, 2005 compared to a reduction of $59,008 for the year to December 31, 2004; an increase in Accruals and other payables of $496,077 for the year to December 31, 2005 compared to a smaller increase of $125,833 for the year to December 31, 2004; a reduction in Business and resource tax and government surcharge payable of $24,876 for the year to December 31, 2005 compared to an increase of $26,569 for the year to December 31, 2004; and a reduced amount of stripping costs capitalized during the year ended December 31, 2005 of $46,793 compared to $275,362 for the year to December 31, 2004.

Investing:

For the year ended December 31, 2005, $510,611 was used in investing activities compared to $1,326,715 for the year to December 31, 2004. Fixed Assets of $510,611 were purchased in 2005 compared to $1,973,368 for 2004 and assets were effectively acquired on recapitalization of $646,653 upon the merger of the Company with the Chinese operations during the year to December 31, 2004.

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

Family Relationships

Other than as set forth above, there are no familial relationships between members of our Board of Directors or our executive officers.

Involvement in Certain Legal Proceedings

Other than as disclosed below, during the past five years, none of our directors, officers, promoters or control persons have been:

•	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
•	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
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

Executive Compensation Summary

The following table provides compensation information for the period indicated with respect to the persons who served as our President for the years ended December 31, 2005, 2004 and 2003, and all other of our executive officers receiving total salary and bonus in excess of $100,000 during the years ended December 31, 2005, 2004 and 2003 (collectively, the "Named Executive Officers"):

Continued on next page ...

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Under-lying Options/ SarS(#)	LTIP Payouts ($)	All Other Compensation ($)
Dong Chen(1)	2005	0	0	$ 24,000	0	0	0	0
President	2004	0	0	$ 24,000	0	0	0	0
	2003	0	0	0	0	0	0	0

Juan Chen(2)	2005	0	0	0	0	0	0	0
CFO	2004	0	0	$ 4,000	0	0	0	0
	2003	0	0	0	0	0	0	0

Costas Takkas(3)	2005	0	0	$100,000	0	0	0	0
CEO & President	2004	0	0	0	0	0	0	0
	2003	0	0	$ 18,000	0	0	0	0

Stephen Spoonamore(4)	2005	0	0	0	0	0	0	0
CFO & Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	$ 27,000	0	0	0	0

Robert Miller(5)	2005	0	0	0	0	0	0	0
Treasurer &	2004	0	0	0	0	0	0	0
VP Investor Relations	2003	0	0	0	0	0	0	0

Camilla Maz(6)	2005	0	0	$ 36,000	0	0	0	0
Treasurer	2004	0	0	$ 36,000	0	0	0	0
	2003	0	0	$ 36,000	0	0	0	0

Michael Miller(7)	2005	0	0	0	0	0	0	0
VP Investor Relations	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Joginder Brar(8)	2003	0	0	0	0	0	0	0
CEO & President

Notes:	(1)	Effective February 4, 2004 pursuant to the reorganization with Laizhou, Mr. Chen's salary is $2,000 per month.
(2)	Effective February 4, 2004 pursuant to the reorganization with Laizhou, Ms. Chen's salary was $500 per month until she resigned effective October 2, 2004.
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

Item 13.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1*	Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
3.2*	Amended and Restated Bylaws (incorporated by reference to exhibit 3.1 to our current report on Form 8-K filed on February 20, 2004).
10.1*	12% Secured Note Purchase Agreement dated October 5, 2005 (incorporated by reference to exhibit 10.1 to our current report on Form 8-K filed on October 5, 2005).
10.2*	Form of 12% Senior Secured Note dated October 5, 2005 (incorporated by reference to exhibit 10.2 to our current report on Form 8-K filed on October 5, 2005).
10.3*	Form of General Security Agreement dated October 5, 2005 (incorporated by reference to exhibit 10.3 to our current report on Form 8-K filed on October 5, 2005).

31.1	Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350) (transmitted herewith).
32.1	Written Statement of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (transmitted herewith).

* previously filed

(b) Reports of Form 8-K

Date of Report	Date of Event	Item Reported
Oct. 19, 2005	Oct. 5, 2005
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

CHINA GRANITE CORPORATION

/s/ Costas Takkas
Costas Takkas, President and Chief Financial Officer
March 26, 2008

In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

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

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 28, 2006

CHINA GRANITE CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31
2005 & 2004

	2005	2004
	US$	US$
ASSETS

Current assets
Cash and cash equivalents	12,574	117,893
Accounts receivable, net of $187,759 and $12,992 respectively	156,947	489,547
Note receivable (Note 13)	0	400,000
Inventories (Note 3)	89,112	173,416
Deposits, prepayments and other receivables	792,428	572,892
Total current assets	1,051,061	1,753,748

Plant and equipment, net (Note 4)	4,613,135	4,391,014
Mineral interests, net (Note 5)	1,590,280	1,452,464
Deferred stripping costs, net (Note 6)	1,221,566	1,163,525
Discount on Notes Payable	75,835	119,167

Total assets	8,551,877	8,879,918

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accruals and other payables (Note 7)	723,753	245,310
Business and resource tax and government surcharges payable	206,530	226,168
Due to shareholder (Note 13)	8,743	172,405
Due to directors (Note 13)	2,169	5,737
Income tax payable	741,048	715,333
Secured senior promissory note	400,000	650,000
12% Secured debentures	886,885	0
Total current liabilities	2,969,128	2,014,953

Total liabilities	2,969,128	2,014,953
Stockholders' equity
Common stock: par value $0.001, 25,000,000 shares authorized, 14,498,000 issued and outstanding	14,498	14,498
Additional paid-in capital	5,049,019	5,049,019
Dedicated reserves	493,587	348,084
Accumulated other comprehensive income (loss)	182,374	(2,620)
Retained earnings (loss)	(156,729)	1,455,984
Total stockholders' equity	5,582,749	6,864,965

Total liabilities and stockholders' equity	8,551,877	8,879,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Three months ended December 31,

	2005	2004
	US$	US$

Net sales	152,790	931,048

Cost of sales	(172,175)	(530,196)

Gross (loss)/profit	(19,385)	400,852

Selling, general and administrative expenses	(410,053)	(396,446)

Operating (loss) income	(429,438)	4,406

Other income or expense:
Interest income	541	-
Interest expense	(74,823)	(27,081)
–Amortization of Discount on Note Payable	(10,833)	(10,833)

Income (loss) before income taxes	(514,553)	(33,508)

Provision for taxes	-	-

Net (loss) income	(514,553)	(33,508)

Other comprehensive income (loss)

Foreign currency translation	18,283	-

Comprehensive income (loss)	(496,270)	-

Basic and diluted earnings per share	(0.034)	(0.002)

Weighted average number of shares outstanding	14,498,000	14,498,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Twelve months ended December 31,

	2005	2004
	US$	US$

Net sales	520,769	2,387,582

Cost of sales	(535,897)	(873,565)

Gross (loss) profit	(15,128)	1,514,017

Selling, general and administrative expenses	(1,217,494)	(1,135,188)

Operating (loss) income	(1,232,622)	378,829

Other income or expense:
Interest income	28,531	-
Interest expense	(249,780)	(16,270)
Amortization of Discount to Notes Payable	(43,332)	(10,833)

(Loss) income before income taxes	(1,497,203)	351,726

Provision for income taxes	-	-

Net (loss) income	(1,497,203)	351,726

Other comprehensive income (loss)

Foreign currency translation	184,994	-

Comprehensive income (loss)	(1,312,209)	-

Basic and diluted earnings per share	(0.09)	0.03

Weighted average number of shares outstanding - basic	14,498,000	13,481,366

Weighted average number of shares outstanding - diluted	14,498,000	13,672,880

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2005	2004
	US$	US$

Cash flows from operating activities
Net (loss) income	(1,497,203)	351,726

Adjustments to reconcile net income to net cash provided by operating activities:

Affect of change in exchange rates	5,739	-
Depreciation of plant and equipment	290,756	240,607
Amortization of mineral interests Amortization of deferred stripping costs	12,212 16,041	51,158 39,031
Provision for doubtful debt –Amortization of Discount on Note Payable	170,005 43,332	12,992 10,833
Changes in operating assets and liabilities:
Accounts receivable	185,359	(259,726)
Deposits, prepayments and other receivables	(199,438)	(571,696)
Inventories	86,564	(59,008)
Accruals & other payables	496,077	125,833
Business and resource tax and government surcharge payable	(24,876)	26,569
Deferred stripping and other charges	(46,793)	(275,362)
Net cash (used in) provided by operating activities	(462,225)	(307,043)
Cash flows from investing activities
Acquisition of fixed assets	(510,611)	(1,973,368)
Assets received in a recapitalization of the Company	-	646,653
Net cash used in investing activities	(510,611)	(1,326,715)

Cash flows from financing activities
Proceeds from issuance of common stock	-	1,495,000
Proceeds from issuance of 12% debentures	886,885	-
Proceeds from Secured Senior promissory note		650,000
Repayment of Secured Senior promissory note	(250,000)	-
Shareholders advances	-	172,405

Repayment to a shareholder	(163,884)	(90,580)
Repayments to a director	(3,623)	(115,036)
Notes Receivable acquired		(400,000)
Proceeds from Notes Receivable	400,000
Net cash provided by financing activities	869,378	1,711,789

Other comprehensive income & dedicated reserve adjustment	(2,181)	(1,853)

Net increase in cash and cash equivalents	(105,639)	76,178
Cash and cash equivalents, beginning of period	117,893	41,715
Affect of change in exchange rates on opening balance	12,254	117,893

	320	-
Cash and cash equivalents, end of period	12,574	117,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities:
Issuance of common stock for recapitalization	0	0

Income taxes paid	-	-
Interest and liquidated damages paid	249,780	16,270

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA GRANITE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock		Additional paid-in	Dedicated	Accumulated other comprehensive income	Retained
	Shares	Amount	capital	reserves	(loss)	earnings	Total
		US$	US$	US$	US$	US$	US$
Balance, at inception
Issuance of stock for:
Cash of $603,865	-	-	-	-	-	-	-
Plant and equipment, $1,145,822
Inventories, $317,285
Mineral interests, $724,892	5,000,000	603,865	2,187,999	-	-	-	2,791,864
Net income for the period to December 31, 2003	-	-	-	-	(767)	1,452,342	1,451,575
Transfer	-	-	-	211,247	-	(211,247)	-

Balances, December 31, 2003	5,000,000	603,865	2,187,999	211,247	(767)	1,241,095	4,243,439
Recapitalization on February 5, 2004	8,998,000	(589,867)	1,236,520	-	-	-	646,653
Stock subscribed in private placement, net	500,000	500	1,494,500	-	-	-	1,495,000
Beneficial conversion option	-	-	130,000	-	-	-	130,000
Net loss for the year to December 31, 2004	-	-	-	-	(1,853)	351,726	349,873
Transfer	-	-	-	136,837	-	(136,837)	-

Balances, December 31, 2004	14,498,000	14,498	5,049,019	348,084	(2,620)	1,455,984	6,864,965

Prior Year Adjustments				146,207	(1,819)	(115,510)	28,878

Net loss for the 3 months to March, 2005					(1,329)	(232,191)	(233,520)

Balances, March 31, 2005	14,498,000	14,498	5,049,019	494,291	(5,768)	1,108,283	6,660,323

Net loss for the 3 months to June 2005				(704)	(634)	(327,263)	(328,601)

Balances, June 30, 2005	14,498,000	14,498	5,049,019	493,587	(6,402)	781,020	6,331,722

Net loss for the 3 months to September 30, 2005						(423,196)	(423,196)

Net loss for the 3 months to December 31, 2005						(514,553)	(514,553)

Other comprehensive income					188,776		188,776

Balances, December 31, 2005	14,498,000	14,498	5,049,019	493,587	182,374	(156,729)	5,582,749

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

We have used the intrinsic value method to recalculate the conversion option based on EITF Issues 00-27 and 98-05.  The prior journal entries on deferred conversion premium on convertible note – common stock of $229,000 and conversion premium payable on warrants of $277,000 have been reversed and a new adjusting entry for Discount on Note Payable of $130,000 has been reflected in the revised financial statements.

8. NOTES PAYABLE (CONTINUED)

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

On September 30, 2005, we filed a Form 8-K with the SEC disclosing an Item 2.04 event. We disclosed two of the three investors holding Senior Convertible Notes we issued in October of 2004, had sent us notice that they want to be paid back their principal, plus interest at 8% per annum and any unpaid liquidated damages by September 30, 2005. On October 5, 2005, we paid the balance owing of $296,860.82 to one of the three investors holding Senior Convertible Notes.

As of December 31, 2005 we owed the two remaining investors a total of $432,034.06.

From  January 24, 2006 to May 3, 2006 we paid the balance owing of $176,844.39 to the second of the three investors holding Senior Convertible Notes.

As of March 24, 2008 we owed the remaining investor $367,027.40

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

10. STOCKHOLDERS' EQUITY (CONTINUED)

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

These segments are managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based on operating earnings of the respective business units. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The corporate assets primarily include cash and cash equivalents and deposits and other receivables. There were no significant inter-segment transactions during the period. In determining operating income/loss by reportable segment, general corporate expenses, other income and expense items of non-operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the period are as follows:

14. SEGMENT INFORMATION (CONTINUED)

a.	Net sale:

	Year to December 31,
	2005	2004

Granite mining	278,476	1,699,922
Production of granite slabs	242,293	687,660

	520,769	2,387,582

b.	Net income / (loss):

	Year to December 31,
	2005	2004

Granite mining	(77,433)	1,393,964
Production of granite slabs	62,305	127,299

	(15,128)	1,521,263

Reconciliation:
Net income for reportable segments	(15,128)	1,521,263
Others
Unallocated corporate income and expenses (see below)	(1,515,075)	(1,177,787)

	(1,530,203)	343,476

Unallocated corporate income and expenses includes the following in US$1,000's:
Public Relations	32	205
Consulting fees	224	186
Legal Fees	79	160
Notes payable costs/Interest	250	93
Accounting	128	76
US Administration	30	35
Compensation expense	76	19
Sundry	51	26
China - General, Administration and other operating costs	645	378
Total	1,515	1,178

14. SEGMENT INFORMATION (CONTINUED)

(c) Assets:

	As of December 31,
	2005	2004

Granite mining	4,391,277	4,619,570
Production of granite slabs	2,151,057	2,077,443

	6,542,334	6,697,013

Reconciliation:
Total assets for reportable segments	6,542,334	6,697,013
Other corporate assets *	2,344,293	2,550,655

	8,886,627	9,247,668

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